Form 10QSB
period 1999-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2000-07-05
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
REQUIRED)
For The Quarter Ended: June 30, 1999

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

	MOTHER LODE GOLD MINES CONSOLIDATED
	(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	incorporation or organization)			(I.R.S.
                                               Employer Identification Number)

              6601 Koll Center Parkway, Suite 132
                        Pleasanton, CA						94566-3126
	(Address of principal executive offices)					(Zip Code)

Company's telephone number, including area code:			(925) 461-4553

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					3,973,817
			without par value					as of June 30, 1999




										  Total Pages: 13
									Exhibit Index on Page: 11



	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation S-X, for the Company's fiscal quarter ended June 30, 1999. This information has been prepared by the Company without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


TABLE OF CONTENTS

		Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998			3

		Consolidated Statement of Operations for the six-month and 305 month period
  ending June 30, 1999.										4

		Consolidated Statement of Cash Flows for the six-month and 305 month period
  ending June 30, 1999.   	5

		Consolidated Statements of Stockholder's Equity from inception on
  February 8, 1974 to June 30, 1999.										6

		Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(1990 through 1999 Unaudited)





ASSETS

	June 30	December 31
	1999	1998
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$65	$287
	Prepaid expenses	8	58
	Total current assets	73	345

Other Assets
	Property rights	618,332	618,332
	Note receivable from Amador United Gold Mines	45,044	43,611
	Deposits	1,969	1,969
	Total other assets	665,345	663,912
		$665,419	$664,257


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$23,440	$22,361
	California income tax	13,307	13,569
Total current liabilities	36,747	35,930

Non-current liabilities
	Notes payable	326,108	314,616
	Deferred fees payable	175,627	175,627
	Deferred officer's salary	213	212
Total non-current liabilities	501,948	490,455

Minority interest in equity of subsidiaries	238,625	238,857

Stockholder's equity
	Common stock, without par value, authorized 7,500,000 shares:
	Issued and outstanding, June 30
	1999:	3,973,817
	1998:	3,878,780	5,155,905	4,982,795
Paid-in capital representing rights to acquire a maximum of
1,426,258 shares (See Note 3)	1,543,918	1,726,339
Deficit accumulated during development stage	(6,811,724)	(6,809,850)
Net stockholder's equity	(111,902)	(100,716)
		$665,419	$664,527





See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 1999 Unaudited)
	305 months
	Three Months Ended	Six Months Ended	from inception
	June 30	June 30	June 30	June 30		Feb 8, 1974 to
	1999		1998		1999		1998		Mar 31, 1999
Pre-operating revenues:
	Payments received under
	 joint venture agreements:
		Meridian Minerals	$0	$0	$0	$0	754,924
		Other	0	0	  0	    0	393,793
	Investment income	0	0	0	0	69,991
	Other Income	724	725	1,433	1,433	672,845
		Sub-total	724	725	1,433	1,433	1,891,553

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0	238,869
	Loss on abandonment	0	0	0	0	2,435,903
	Evaluation of mining properties	(9,285)	1,881	(9,260)	4,041	2,747,640
	Legal and accounting	20	10	20	30	703,241
	Interest expense	6,707	6,828	13,535	13,459	1,159,804
	Administrative compensation	0	8,173	0	16,310	1,954,979
	Other administrative expense	1,422	1,243	2,716	2,887	755,438
	Depreciation	0	(135)	0	0	60,529
	California Franchise tax	850	12,905	850	12,905	57,067
	Expense of uncompleted
	    securities offering	0	0	0	0	78,635
	Other expenses	0	0	0	80	209,624
		Sub-total	(286)	30,905	7,861	49,712	10,401,729

Net operating income	1,010	(30,180)	(6,428)	(48,279)	(8,510,176)

Net gain resulting from subsidiary's
    issuance of stock for an amount
    different from MLGM's carrying value	0	0	0	0	485,364

Minority interest in loss of subsidiaries	2	(6)	4	(8)	1,213,090

Net gain/(loss)	1,012	(30,186)	(6,424)	(48,287)	($6,811,722)

Primary gain/loss per share	$0.0003	($0.008)	($0.002)	($0.012)	($2.283)

Fully diluted gain/loss per share	$0.0002	($0.007)	($0.001)	($0.010)	($2.174)


See accompanying notes





MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 1999 Unaudited)


	305 months
	Six Months Ended	from inception
	June 30	June 30	Feb 8, 1974 to
	1999	1998	Jun31, 1999
Cash flows from operating activities:	($6,424)	($48,287)	($6,811,722)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0	50,490
	Salaries and fees	423	15,496	1,689,814
	Increase) Decrease in deposits	0	0	(1,969)
	Increase) Decrease in pre-paid expenses	50	540	(8)
	Increase) Decrease in loans receivables	(1,433)	(1,433)	(45,044)
	Increase (Decrease) in accounts payables	5,670	(140)	23,440
	Increase (Decrease) in long term loans	0	5,797	175,627
	Increase (Decrease) in deferred officer salaries	0	4	213
	Increase (Decrease) in income taxes payable	(262)	11,794	13,307
	End of fiscal year 1998 adjustment	(427)	0	(427)
	(Increase) Decrease in property loss
	    due to abandonment	0	0	2,261,246
Gross cash used in operating activities	4,021	32,058	4,166,689

Cash flow from investing activities:
	Minority investment	(3)	8	238,625
	Purchase of equipment	0	0	(50,728)
	Proceeds from sale of equipment	0	0	(2,100)
	Purchase of mining property	0	0	(2,888,042)
Net cash provided by (used in) investing	0	8	(2,702,245)

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	47,748
	Proceeds from sale of company stock	0	0	4,982,795
	Increase (Decrease) in expiration of
	    Series A Preferred Stock	(9,310)	0	(9,310)
	Net borrowing from notes payable	11,492	15,509	326,108
Net cash provided by financing activities	2,182	15,509	5,347,341

	Net increase (decrease) in cash	($224)	($712)	$65
	Cash, beginning of period	288	853	0
	Cash, end of period	$65	$141	$65

A. Supplemental disclosures of cash flow information for the 305 month since inception to June 30, 1999:
		Cash paid for:
			Interest	$719,084
			Income taxes	$35,353

B. Supplemental schedule of non-cash investing and financing activities for the 305 months from inception to June 30, 1999:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per
share) to acquire common stock:
	Stock Options	Stock
	Legal services	$             0
	Salaries	1,399,340
	Account payable	17,717
	Equipment	              0	$5,000
	Total	$1,417,057	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 1999 Unaudited)

				Deficit Accumulated
		Issued and Outstanding	Paid-in	During the
		Shares	Amount	Capital	Development Stage


From Inception, February 24, 1974
	thru December 31, 1995
Includes Paid-in capital representing options to acquire
	a cumulative maximum of 977,147common shares
			3,867,274	$4,960,441	$1,469,192	($6,564,671)


Shares sold for cash @ $2.00 per share (plus 1 warrant)
Jan thru Dec 1996, net of $655 issue expense	6,587	12,515
Dec 1996: Shares issued to partners of terminated
	Gold Drilling Program No. 1		2,258	4,516
Paid-in capital representing options to acquire
	a cumulative maximum of 1,305,674common shares			202.727
December 31, 1996 pre-operating net loss					 			    (103,442)
As of December 31, 1996		3,876,119	4,977,473	1,671,919	(6,668,113)


No shares were sold from Jan thru Dec 1997
Dec 1997: Shares issued to partners of terminated
	Gold Drilling Program No. 1		2,661	5,322
Paid-in capital representing options to acquire
	a cumulative maximum of 1,375,001 common shares			30,974
December 31, 1997 pre-operating net loss					 		     (66,855)
As of December 31, 1997		3,878,780	4,982,795	1,702,893	(6,734,968)


No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares			23,495
December 31, 1998 pre-operating net loss					 		     70,291)
As of December 31, 1998		3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Jun 1999
Series A Preferred shares converted to common shares	95,037		(182,420)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,426,258 common shares			0
June 30, 1999 pre-operating net loss		  			 		      (6,424)
As of June 30, 1999		3,973,817	$4,982,795	$1,543,918	($6,811,722)



See accompanying notes










MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 1998.

2			MINING PROPERTIES

A. The Company currently has property rights only in El Dorado County on approximately 600 acres in the "Big Canyon" mining area in El Dorado County, California.

	1.) Big Canyon Mining and Cattle Corporation Property. A lease, with an option to purchase for surface and mineral rights on 584.07 acres. was made effective July 1, 1996.

	2.) Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

B.  Minimum Annual Land Lease Payments

Assuming these properties are retained, and the payment schedule tentatively agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:

	Year					 Amount
	1999(6 months)		$  6,100
	2000					$13,000
	2001					$13,000

3.	STOCK OPTION PLANS

	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan), and two of which expired in 1994. Options granted under these latter two plans expired beginning in 1998. Northern
 Mines Inc., a subsidiary of the Company has one stock plan. The options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized as follows:

A. Option plans for employees, directors and consultants:

		Plan				Common Shares
		Expiration	Exercise	Common Shares		Reserved for
		Date      	Price   	Under Option 		 Future Grant

	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:

		1989 Plan	Oct 1994	$2.00       	119,000		0
		1995 Plan	Jun 2005	$2.00	100,000		0
		Director's	Jun 2005	$2.00	  40,000		60,000
		Total			259,000		  60,000


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

3.	STOCK OPTION PLANS (Continued)

				Plan							Common Shares
				Expiration	Exercise		Common Shares		Reserved for
				Date      		Price   		Under Option 		Future Grant

	2. Northern Mines Inc., unissued shares of common stock:

		1988 Plan	Jun 1998	$1.25	178,000	0

	The exercise prices of the foregoing incentive options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.

B. Compensatory options issued for services and/or in satisfaction of Company indebtedness.

						Exercise		Common Shares		Amount of Expense
						Price/Share	Under Option 		or Debt Relief

	1. Mother Lode Gold Mines Consolidated:

		a. Common Stock options under the 1984 Stock Option Plan for 1988 salaries:
						$.0001		41,250			$   79,478

		b.  Options on Series A preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 2.1316 shares, increasing at a rate of 10% per annum to a maximum of 3.3368 shares after five years, and if the common stock has not been registered under the
  Securities Act of 1933, then increasing at 10% per annum to a maximum of
  5.4901 shares, until final expiration at the end of an additional five years.

		Effective June 30, 1999, 931 Series A options expired and 17,311 Series A options were exercised, for which 95,037 shares of common stock of Mother
  Lode Gold Mines Consolidated were issued. Unexercised options for 307,603 options for preferred shares remain issued for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock.

		Shares on			Exercise		Common Shares 		Amount of Expense
		on Conversion			Price/Share	 Under Option   		or Debt Relief

		Minimum: 655,668
		Maximum, 5 years class:		.0001		    406,757
		Maximum, 10 years class:		.0001		 1,019,501		  1,417,057
								1,426,258		$1,496,535

c. Options on Series B preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999


3.  	STOCK OPTION PLANS (Continued)

		Through June 30, 1999 a total of 4,775 options for preferred shares were
issued for lease payments	due to third parties at $10.00/share of preferred
stock.

		Shares on			Exercise		Common Shares 		Amount of Expense
		on Conversion			Price/Share	 Under Option   		or Debt Relief

		Minimum: 4,775
		Maximum, 5 year Class		.0001			24,830		$    47,748
				Total amount of expense relief:				$1,544,283

	2. Northern Mines Inc.:

	Common stock options under 1988 Plan for commissions owed on sale of stock:

						 .0001			  7,790		$    9,738

	C. A summary of changes in options outstanding, as of June 30, 1999 follows:

							Common Shares Under Option
				Mother Lode Gold Mines Consolidated	          Northern Mines Inc.
	Non-Incentive	    Compensatory		Non-Incentive	Compensatory

	1. Compensatory Options, Maximum Shares of common stock:

   January 1, 1999
   1984 Option Plan	       41,250
   Series B Preferred	25,069
   Series A Preferred, 5-year expiration class 	     469,975
   Series A Preferred, 10-year expiration class	     1,015,097
	Total		  1,551,391

   Net Changes, 1999
   Series A expired	(931)
   Series A exercised	(17,311)
   Series A Preferred, 5-year expiration class	     (63,218)
   Series A Preferred, 10-year expiration class	         4,404
   Balance, June 30, 1999	  1,492,577

	2. Non-incentive Options

   January 1, 1999		259,000						0	        7,790
   Options granted: 1999	0
   Options expired: 1999	            0	0	        0
   Balance, June 30, 199	259,000	 1,426,258	0	         7,790


4.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low rise building in a garden office park. The Company's share of the monthly lease payment is $510, plus annual operating and tax escalations.




Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the "Company") and its consolidated subsidiaries showed a loss of $6,424 for the first six months 1999. These losses are attributable to the absence of any income from the projects in which the Company has an interest.

	As of June 30, 1999, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,165; Northern Mines Inc. - $174,638; Korgold, Inc. - $2,076; Pacific International Minerals (formerly NCMM) - $6,328; Pacific FarEast Minerals, Inc. - $3,704.

	During the Second Quarter, there were no placements of common stock, but 95,037 shares of common stock were issued on the exercise of 17,311 options of Series A Preferred Stock. The total number of common shares of the Company as of June 30, 1999 is 3,973,817.

	No officer compensation was paid in the Second Quarter 1999.

	For the quarter ending June 30, 1999 no options were granted, but 931 options expired and 17,311 options were exercised. As of June 30, 1999, 307,603 shares of Series A Preferred Stock have been granted and are outstanding.

	Preparation of Financial Statements. The consolidated financial statements of
 June 30, 1999, and for the six-month period then ended, were prepared by the
 Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Second Quarter 1999. The Company owns 48.37% of the common stock
 (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). There was no activity by this corporation during the Second Quarter 1999. The Company owns 82.1% of the common stock
 (the only outstanding security) of NMI.

	Pacific International Mining ("PIM"). There was no activity by this corporation during the Second Quarter 1999. The Company owns 100% of the common stock (the only outstanding security) of PIM. This corporation will be dissolved in July 1999.

	Korgold Corp. ("KOR").  There was no activity by this corporation during the
 Second Quarter 1999. The Company owns 100% of the common stock (the only outstanding security) of KOR. This corporation will be dissolved in
 July 1999.

	Pacific FarEast Minerals, Inc. ("PFEM") During the Second Quarter 1999 PFEM
 continued its responsibilities under the two joint ventures in the People's
 Republic of China The Company owns 34% of the common stock of PFEM.

	PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

Item 2. Changes in Security:				Not Applicable.

Item 3. Default Upon Senior Securities:			Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:	Not applicable.

Item 5. Other Information:					Not applicable

Item 6. Exhibits and Reports on Form 8-K.			Not Applicable

Exhibit 11, Statement re Computation of Per Share Earnings which Exhibit begins at Sequential Page 12.

No reports on Form 8-K were filed during the period of this Form 10-QSB.



	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By
o/s Frank M. Orrell      o/s Byron S. James
Frank M. Orrell, 								Byron S. James,
Chairman, CEO								    Chief Financial Officer
Date: June 28, 2000      Date: June 28, 2000


(The Balance of this Page Intentionally Left Blank)





MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

			CUMULATIVE			305 MONTHS	3 MONTHS	3 MONTHS	6 MONTHS	6 MONTHS	12 MONTHS
 DATE	SHARES	SHARES	MONTHS	TO 6/30/99	TO 6/30/99	TO 6/30/98	TO 6/30/99	TO
6/30/98	TO 12/31/98
For the period 02/08/74 thru 12/31/95 (A,B,C,D,E)	266	778,624,669
03/31/96 (E)	20,192	4,551,187	3	13,653,561
06/30/96 (E)	20,192	4,571,379	1	4,571,379
07/30/96 	3,363	4,574,742	2	9,149,484
09/30/96 (E)	20,192	4,594,934	1	4,594,934
10/31/96 	3,224	4,598,158	2	9,196,316
12/31/96 (E)	46,728	4,644,886	3	13,934,658
03/31/97 (E)	22,450	4,667,336	3	14,002,008
06/30/97 (E)	20,192	4,687,528	3	14,062,584
09/30/97 (E)	4,035	4,691,563	3	14,074,689
02/31/97 (E)	4,035	4,695,598	3	14,086,794				14,086,794	14,086,794
03/31/98 (E)	4,035	4,699,633	3	14,098,899		14,098,899		14,098,899	14,098,899
06/30/98 (E)	4,035	4,703,668	3	14,111,004					14,111,004
09/30/98 (E)	10,794	4,714,462	3	14,143,386						14,143,386
12/31/98 (E)	10,794	4,725,256	3	14,175,768			14,104,143
03/31/99 (E)	0	4,725,256	3	14,175,768	14,175,768	14,014,143
06/30/99 (E/F)	95,037	4,820,293	    0	                0	                 '
                 ' 	                 '	                 ' 	                 '
				305	960,655,901	14,175,768	14,098,899	28,351,536	28,351,536	56,440,083

MONTHS				305	3	3	6	6	12

WEIGHTED AVERAGE SHARES			3,149,691	4,725,256	4,699,633	4,725,256	4,697,616
4,703,340

NET INCOME GAIN/(LOSS)			($6,811,722)	$1,012	($30,187)	($6,424)	($48,287)
($74,882)

EARNINGS GAIN /(LOSS) PER SHARE		($2.163)	$0.0002	($0.006)	($0.001)	($0.010)
($0.016)

NOTES:	(A) Share amounts have been restated for the following: 5:1 stock split-
 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares that could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(E) Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.
(F) Includes common shares issued upon conversion of Series A Preferred Stock for deferred compensation and fees.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)

			CUMULATIVE			305 MONTHS	3 MONTHS	3 MONTHS	6 MONTHS	6 MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 6/30/99	TO 6/30/99	TO 6/30/98	TO 6/30/99
TO 6/30/98	TO 12/31/98
For the period 02/08/74 thru 12/31/95 (A,B,C,D)	266	754,834,730
03/31/96 	0	3,967,888	3	11,903,664
06/30/96 	0	3,967,888	1	3,967,888
07/30/96 	3,363	3,971,251	2	7,942,502
09/30/96 	0	3,971,251	1	3,971,251
10/31/96 	3,224	3,974,475	2	7,948,950
12/31/96 	2,661	3,977,136	3	11,931,408
03/31/97 	2,258	3,979,394	3	11,938,182
06/30/97 	0	3,979,394	3	11,938,182
09/30/97	0	0	3,979,394	3	11,938,182
12/31/97	0	0	3,979,394	3	11,938,182				11,938,182	11,938,182
03/31/98 	0	3,979,394	3	11,938,182		11,938,182		11,938,182	11,938,182
06/30/98 	0	3,979,394	3	11,938,182					11,938,182
09/30/98 	0	3,979,394	3	11,938,182					11,938,182
12/31/98 	0	3,979,394	3	11,938,182			11,938,182
03/31/99 	0	3,979,394	   3	11,938,182	11,938,182		11,938,182
06/30/99 	95,037	4,075,431	    0	                0	                 '	      '
	                 '	                 ' 	                 '
 			305	960,655,901	11,938,182	11,938,182	23,876,364	23,876,364	47,752,728

MONTHS				305	3	3	6	6	12

WEIGHTED AVERAGE SHARES			3,149,691	3,979,394	3,979,394	3,979,394	3,979,394
3,979,394

NET INCOMEGAIN/(LOSS)			($6,811,722)	$1,012	($30,187)	($6,424)	($48,287)
($74,882)

EARNINGS GAIN/(LOSS) PER SHARE 		($2.283)	$0.0003	($0.008)	($0.001)	($0.006)
($0.019)

NOTES:	(A) Share amounts have been restated for the following: 5:1 stock split-
 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
	(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares that could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(E) Includes common shares issued upon conversion of Series A Preferred Stock for deferred compensation and fees.

		Sequential Page Number 13