Form 10QSB
period 1999-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-03-14
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For The Quarter Ended: September30, 1999

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

	MOTHER LODE GOLD MINES CONSOLIDATED
	(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of 				(I.R.S. Employer
incorporation or organization)					Identification Number)

6601 Koll Center Parkway, Suite 132
Pleasanton, CA								94566-3126
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:			(925) 461-4553

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,				4,002,530
			without par value				as of September 30, 1999




										  Total Pages:   13
									Exhibit Index on Page: 11



	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation S-X, for the Company's fiscal quarter ended September 30, 1999. This information has been prepared by the Company without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998	3

Consolidated Statement of Operations for the nine-month and 308 month period
ending September 30, 1999.									4

Consolidated Statement of Cash Flows for the nine-month and 308 month period
ending September 30, 1999									5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to September 30, 1999.									6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(1990 through 1999 Unaudited)





ASSETS

	September 30	December 31
	1999	1998
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$ 9	$287
	Prepaid expenses	0	58
	Total current assets	 9	345

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	45,779	43,611
	Deposits	1,969	1,969
	Total other assets	666,081	663,912
		$666,090	$664,257


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$26,167	$22,361
	California income tax	13,307	13,569
Total current liabilities	39,474	35,930

Non-current liabilities
	Notes payable	331,436	314,616
	Deferred fees payable	175,627	175,627
	Deferred officer's salary	213	212
Total non-current liabilities	507,276	490,455

Minority interest in equity of subsidiaries	238,671	238,857

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30
	1999:	4,002,530
	1998:	3,878,780	5,205,956	4,982,795
Paid-in capital representing rights to
acquire a maximum of 1,438,350 shares
(See Note 3)	1,414,434	1,726,339
Deficit accumulated during development stage	(6,739,721)	(6,809,850)
Net stockholder's equity	(119,332)	(100,716)
		$666,090	$664,527



See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 1999 Unaudited)



			308 months from
			inception
	Three Months Ended	Nine Months Ended	Feb 8, 1974
	Sep. 30	Sep. 30	Sep. 30	Sep. 30	to Sep.30
	1999	1998	1999	1998	1999
Pre-operating revenues:
	Payments received under
	 joint venture agreements:
		Meridian Minerals	$0	$0	$0	$0	754,924
		Other	0	0	  0	    0	393,793
	Investment income	0	0	0	0	69,991
	Other Income	785	733	2,219	2,166	673,631
		Sub-total	785	733	2,219	2,166	1,892,339

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0	238,869
	Loss on abandonment	0	0	0	0	2,435,903
	Evaluation of mining properties	8	1,630	(9,252)	5,671	2,747,648
	Legal and accounting	0	23	20	53	703,241
	Interest expense	7,072	6,937	20,606	20,395	1,166,875
	Administrative compensation	(79,433)	432	(79,433)	16,742	1,875,546
	Other administrative expense	(2,716)	1,189	0	4,076	752,722
	Depreciation	0	0	0	0	60,529
	California Franchise tax	50	25	900	12,930	57,117
	Expense of uncompleted
	    securities offering	0	0	0	0	78,635
	Other expenses	3,746	987	3,746	80	213,370
		Sub-total	(71,274)	10,236	(63,4313)	59,947	10,330,455

Net operating income	72,059	(9,503)	65,632	(57,781)	(8,438,117)

Net gain resulting from subsidiary's
issuance of stock for an amount
different from MLGM's carrying value	0	0	0	0	485,364

Minority interest in loss of
subsidiaries	(58)	(3)	(54)	(11)	213,032

Net gain/(loss)	$72,001	($9,506)	$65,528	($57,792)	($6,739,721)

Primary gain/loss per share	$0.0177	($0.002)	$0.016	($0.015)	($2.251)

Fully diluted gain/loss per share	$0.015	($0.002)	$0.014	($0.012)	($2.104)


See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 1999 Unaudited)
	308 months
	Nine Months Ended	from inception
	Sep. 30	Sep. 30	Feb 8, 1974 to
	1999	1998	Sep. 31, 1999
Cash flows from operating activities:	$65,578	($57,792)	($6,739,721)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	(420)	0	50,067
	Salaries and fees	423	15,496	1,689,814
	(Increase) Decrease in deposits	0	0	(1,969)
	(Increase) Decrease in pre-paid expenses	58	685	  0
	(Increase) Decrease in loans receivables	(2,168)	(2,166)	(45,779)
	Increase (Decrease) in accounts payables	8,397	4,496	26,167
	Increase (Decrease) in long term loans	0	5,797	175,627
	Increase (Decrease) in deferred
	    officer salaries	0	4	213
	Increase (Decrease) in income taxes payable	(262)	11,819	13,307
	(Increase) Decrease in property loss
	    due to abandonment	0	0	2,261,246
Gross cash used in operating activities	6,028	36,131	4,168,693

Cash flow from investing activities:
	Minority investment	43 	11	238,671
	Purchase of equipment	0	0	(50,728)
	Proceeds from sale of equipment	0	0	(2,100)
	Purchase of mining property	0	0	(2,888,042)
Net cash provided by (used in) investing	43	11	(2,702,199)

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	47,748
	Proceeds from sale of company stock	0	0	4,982,795
	Increase (Decrease) in expiration of
	    Series A Preferred Stock	(9,310)	0	(9,310)
		1984 Option Plan	(79,433)	0	(79,433)
Net borrowing from notes payable	16,820	21,085	331,436
Net cash provided by financing activities	(71,923)	21,085	5,273,236

	Net increase (decrease) in cash	($279)	($565)	$9
	Cash, beginning of period	288	853	0
	Cash, end of period	$9	$287	$9

A. Supplemental disclosures of cash flow information for the 308 month since inception to September 30, 1999:
	Cash paid for:	Interest	$719,084
		Income taxes	$35,353

B. Supplemental schedule of non-cash investing and financing activities for the 308 months from inception to September 30, 1999:
The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Legal services	$0
	Salaries	1,348,969
	Account payable	17,717
	Equipment	    _    0	$5,000
	Total	$1,366,686	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 1999 Unaudited)

		Deficit Accumulated
		Issued and Outstanding	Paid-in	During the
	Shares	Amount	Capital	Development Stage

From Inception, February 24, 1974 	thru December 31, 1995
Includes Paid-in capital representing options to
acquire a cumulative maximum
of 977,147common shares	3,867,274	$4,960,441	$1,469,192	($6,564,671)
Shares sold for cash @ $2.00 per share
(plus 1 warrant) Jan thru Dec 1996,
net of $655 issue expense	6,587	12,515
Dec 1996: Shares issued to partners of terminated
	Gold Drilling Program No. 1	2,258	4,516
Paid-in capital representing options to acquire
	a cumulative maximum of
	1,305,674common shares			202,727
December 31, 1996
   pre-operating net loss	        0	        0	        0	  (103,442)
As of December 31, 1996	3,876,119	4,977,473	1,671,919	(6,668,113)

No shares were sold from Jan thru Dec 1997
Dec 1997: Shares issued to partners of terminated
	Gold Drilling Program No. 1	2,661	5,322
Paid-in capital representing options to acquire
	a cumulative maximum of 1,375,001 common shares	30,974
December 31, 1997
   pre-operating net loss	        0	        0	        0	   66,855)
As of December 31, 1997	3,878,780	4,982,795	1,702,893	(6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares	23,495
December 31, 1998
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Jun 1999
Series A Preferred shares converted
    to common shares	123,750	223,161	(232,471)
1984 Stock option Plan Deferred Compensation
	Expiration of Options			(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,455,794 common shares		0
September 30, 1999
   pre-operating net gain	        0	         0	         0	    65,578

As of September 30, 1999	4,002,530	$5,205,956	$1,414,434	($6,739,721)



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31,1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 1998.

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

	Year					 Amount
	1999(3months)	$0
	2000		$2,000
	2001		 $2,000

3.	STOCK OPTION PLANS

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


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

3.	STOCK OPTION PLANS (Continued)

A. Option plans for employees, directors and consultants:

		Plan				Common Shares
		Expiration	Exercise	Common Shares		Reserved for
		Date      	Price   	Under Option 		 Future Grant

	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:

	1995 Plan	Jun 2005	$2.00	100,000		0
	Director's	Jun 2005	$2.00	  40,000		60,000
		Total			140,000		  60,000

	The exercise prices of the foregoing incentive options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.

B. Compensatory options issued for services and/or in satisfaction of Company indebtedness.

			Exercise		Common Shares		Amount of Expense
			Price/Share		Under Option 		or Debt Relief

	1. Mother Lode Gold Mines Consolidated:

	a. Common Stock options under the 1984 Stock Option Plan for 1988 salaries expired in August 1999, represented by 41,250 options, equivalent to $79,478 in deferred salary.

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

		Effective September 30, 1999, 5,230 Series A options were exercised, for which 28,713 shares of common stock of Mother Lode Gold Mines Consolidated were issued. Unexercised options for 302,373 options for preferred shares remain issued for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock.

		Shares on		Exercise	Common Shares 	Amount of Expense
		on Conversion	Price/Share	 Under Option   	or Debt Relief

	Minimum: 644,525
	Maximum, 5 years class:		.0001		  360,986
	Maximum, 10 years class:		.0001		1,094,807
						1,455,794		$1,414,434




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


3.  	STOCK OPTION PLANS (Continued)

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

	Through September 30, 1999 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

		Shares on		Exercise	Common Shares 	Amount of Expense
		on Conversion	Price/Share	 Under Option   	or Debt Relief

	Minimum: 4,775
	Maximum, 5 year Class		.0001		24,830			    47,748
	Total amount of expense relief:					$1,544,283

C. Summary of the changes in options outstanding, as of September 30, 1999:

Common Shares Under Option
			Mother Lode Gold Mines Consolidated

	1. Compensatory Options, Maximum Shares of common stock:
   January 1, 1999
   1984 Option Plan	41,250
   Series B Preferred	25,069
   Series A Preferred,
     5-year expiration class 	     469,975
     10-year expiration class	   1,015,097
	Total		  1,551,391

   Net Changes, 1999
   Expired from 1984 Option Plan	(41,250)
	Series A expired	(931)
   Series A exercised	(22,541)
   Series A Preferred
     5-year expiration class	     (108,989)
     10-year expiration class	      79,710____
   Balance, September 30, 1999	  1,457,390

	2. Non-incentive Options

January 1, 1999	259,000
 Options granted:	0
 Options expired:	       (119,000)
 Balance, September 30, 1999	140,000

4.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low rise building in a garden office park. The Company's share of the monthly lease paymentis $510, plus annual operating and tax escalations.
Part I - Financial Information (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the "Company") and its consolidated subsidiaries showed a gain of $65,582 for the first nine months 1999. This gain is attributed solely to the expiration of Deferred Compensation options equivalent to $79,433 and the accounting entries associated therewith.

	As of September 30, 1999, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United
Gold Mines - $101,165; Northern Mines Inc. - $174,648; Pacific FarEast
Minerals, Inc. - $4,148.

With the dissolution of Korgold, Inc. and Pacific International Minerals
(PIM),the company wrote off $2,076 advanced to Korgold and $6,328 advanced to PIM.

	During the Third Quarter, there were no placements of common stock, but 28,713 shares of common stock were issued on the exercise of 5,230 options of Series A Preferred Stock. As of September 30, 1999, 307,601 shares of Series A Preferred Stock have been granted and are outstanding.

	The total number of common shares of the Company as of September 30, 1999 is
4,002,530.

	No officer compensation was paid in the Third Quarter 1999.

	Preparation of Financial Statements. The consolidated financial statements of September 30, 1999, and for the nine-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Third Quarter 1999. The Company owns 48.37 % of the common stock
(the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). There was no activity by this corporation during the Third Quarter 1999. The Company owns 82.1% of the common stock (the only outstanding security) of NMI.

	Pacific FarEast Minerals, Inc. ("PFEM") During the Third Quarter 1999 PFEM continued its responsibilities under the two joint ventures in the People's Republic of China The Company owns 34% of the common stock of PFEM.

	Pacific International Mining ("PIM"). This corporation was dissolved in July 1999.

	Korgold Corp. ("KOR"). This corporation was dissolved in July 1999.

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

Item 6. Exhibits and Reports on Form 8-K.
	Not Applicable

Exhibit 11, Statement re Computation of Per Share Earnings, which Exhibit begins at Sequential Page 12.

No reports on Form 8-K were filed during the period of this Form 10-QSB.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By
o/s Frank M. Orell     o/s Byron S. James
Frank M. Orrell, 						Byron S. James,
Chairman, CEO						Chief Financial Officer
Date: November 20, 1999		  			Date: November 20, 1999


(The Balance of this Page Intentionally Left Blank)





MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

			CUMULATIVE			308 MONTHS	3 MONTHS	3 MONTHS	9 MONTHS	9 MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 9/30/99	TO 9/30/99	TO 9/30/98	TO 9/30/99	TO
9/30/98	TO 12/31/98 Period 02/08/74 thru 12/31/95
(A,B,C,D,E)			263	777,992,683
1/1/96 (E)	0	4,518,120	3	13,554,360
03/31/96 (E)	20,192	4,538,312	3	13,614,936
06/30/96 (E)	20,192	4,558,504	1	4,558,504
07/30/96 	3,363	4,561,867	2	9,123,734
09/30/96 (E)	20,192	4,582,059	1	4,582,059
10/31/96 	3,224	4,585,283	2	9,170,566
12/31/96 (E)22,853	4,608,136	3	13,824,408
03/31/97 (E)	22,450	4,630,586	3	13,891,758
06/30/97 (E)	20,192	4,650,778	3	13,952,334
09/30/97 (E)	4,035	4,654,813	3	13,964,439
02/31/97 (E)	4,035	4,658,848	3	13,976,544				13,976,544	13,976,544
03/31/98 (E)	4,035	4,662,883	3	13,988,649				13,988,649	13,988,649
06/30/98 (E)	4,035	4,666,918	3	14,000,754		14,000,754		14,000,754	14,000,754
09/30/98 (E)	16,366	4,683,284	3	14,049,852						14,049,852
12/31/98 (E)	16,366	4,699,650	3	14,098,950			14,098,950
03/31/99 (E)	0	4,699,650	3	14,098,950		14,098,950
06/30/99 (E/F)	95,037	4,794,687	3	14,384,061	14,384,061		14,384,061
09/30/99 (E/F) 28,713	4,823,400	    0	___________ 	__________ 	__________
	__________ 	__________ 	__________
				308	986,827,541	14,384,061	14,000,754	42,581,961	41,965,947	56,015,799
MONTHS				308	3	3	9	9	12
WEIGHTED AVERAGE SHARES			3,203,986	4,794,687	4,666,918	4,731,329	4,662,883
4,667,983
NET INCOME GAIN/(LOSS)			($6,739,721)	$72,001	($9,507)	$65,578	($57,793)
($74,882)
EARNINGS GAIN /(LOSS) PER SHARE		($2.104)	$0.015	($0.002)	$0.014	($0.012)
($0.016)
NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977;
15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares that could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(E) Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.
(F) Includes common shares issued upon conversion of Series A Preferred Stock for deferred compensation and fees.
Sequential Page Number 12


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)

			CUMULATIVE			308 MONTHS	3 MONTHS	3 MONTHS	9 MONTHS	9 MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 9/30/99	TO 9/30/99	TO 9/30/98	TO 9/30/99	TO
 9/30/98	TO 12/31/98
For the period 02/08/74
thru 12/31/95 (A,B,C,D)		263	742,930,075
1/1/96		0	3,967,888	3	11,903,664
03/31/96 	0	3,967,888	3	11,903,664
06/30/96 	0	3,967,888	1	3,967,888
07/30/96 	3,363	3,971,251	2	7,942,502
09/30/96 	0	3,971,251	1	3,971,251
10/31/96 	3,224	3,974,475	2	7,948,950
12/31/96 	2,661	3,977,136	3	11,931,408
03/31/97 	2,258	3,979,394	3	11,938,182
06/30/97 	0	3,979,394	3	11,938,182
09/30/97	0	3,979,394	3	11,938,182
12/31/97	0	3,979,394	3	11,938,182				11,938,182	11,938,182
03/31/98 	0	3,979,394	3	11,938,182				11,938,182	11,938,182
06/30/98 	0	3,979,394	3	11,938,182		11,938,182		11,938,182	11,938,182
09/30/98 	0	3,979,394	3	11,938,182					11,938,182
12/31/98 	0	3,979,394	3	11,938,182			11,938,182
03/31/99 	0	3,979,394	   3	11,938,182			11,938,182
06/30/99 (E)	95,037	4,074,431	3	12,223,293	12,223,293		12,223,293
09/30/99 (E)	28,713	4,103,144	0 	___________ 	__________ 	__________	__________
	__________ 	__________
				308	922,166,333	12,223,293	11,938,182	36,099,657	35,814,546	47,752,728
MONTHS				308	3	3	9	9	12
WEIGHTED AVERAGE SHARES			2,994,047	4,074,431	3,979,394	4,011,073	3,979,394
3,979,394
NET INCOME GAIN/(LOSS)			($6,739,721)	$72,001	($9,507)	$65,578	($57,793)
($74,882)
EARNINGS GAIN/(LOSS) PER SHARE	 	($2.251)	$0.0177	($0.002)	$0.016	($0.015)
($0.019)
NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977;
15:1 stock split - 1978; 10% stock dividend - 1984.
	(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares that could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines,
Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(E) Includes common shares issued upon conversion of Series A Preferred Stock for deferred compensation and fees.
	Sequential Page Number 13