Form 10KSB
period 1999-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-03-14
CIK 802595

UNITED STATES PRIVATE
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For The Fiscal Year Ended: December 31, 1999

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
            Yes  X                       No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class							Outstanding
	Common Stock without par value,				4,134,784
								as of December 31, 1999

										 Total Pages: 25
									Exhibit Index on Page:21





INDEX




	Sequential
Item	Page

PART I

Item 1. Business	3

Item 2.  Properties	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder's Matters	4

Item 6. Selected Financial Data	4

Item 7. Management's Discussion and Analysis of Financial
Condition and Results in Operations	5

Item 8. Financial Statements and Supplementary Data	5

Item 9. Disagreements on Accounting and Disclosures	5

PART III

Item 10. Directors and Executive Officers of the Registrant	5

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management	8

Item 13. Certain Relationships and Transactions	9

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	9

SIGNATURES	10

EXHIBIT INDEX	21

EXHIBITS	22




PART I

ITEM 1.	BUSINESS

A.	Summary. The Company's activity for 1999 was to maintain its property position in the Mother Lode gold district of California. Personnel normally associated with the Company devoted their time to Pacific FarEast Minerals, Inc.
B. Subsidiary Companies. The Company holds various interests, as described herein, in five corporations.
Each corporation was formed based on proposed operations in a geographic area. Please refer to Item 7 for subsidiary activities during 1999. Except for PFEM, which is a Nevada corporation, all subsidiaries are California corporations. The Company's percentage of holding in each subsidiary corporation was in return for stock, monetary consideration and contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from the various subsidiaries.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 35% of the common stock (the only outstanding security) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns 48.37% of the common stock (the only outstanding security) of Amador.

Northern Mines Inc. ("NMI"). The Company owns 82.1% of the common stock (the only outstanding security) of NMI.

Pacific International Minerals ("PIM"). This company did "Wind-up and Dissolve" in July 1999.

Korgold Corp. ("KOR").  This company did "Wind-up and Dissolve" in July 1999.

ITEM 2.	PROPERTIES

A.	El Dorado County

	1.) Big Canyon Mining and Cattle Corporation Property: A lease with option to purchase for surface and mineral rights on 584.07 acres, was made effective
July 1, 1996. In January 1999, the annual payment was reduced to $2,000. The purchase option begins at $4,500 per acre and increases based on the
Consumer Price Index.

	2.) Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

B.	Leased Office Space: The Company shares 1,400 square feet of office space at
6601 Koll, Center Parkway, Suite 132, Pleasanton, California, 94566, a three story Class A office building. The Company's share of the monthly rent is
$510, plus tax and operating escalations.

ITEM 3.	LEGAL PROCEEDINGS. The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	During the
calendar year 1999 an annual meeting for 1998 was not held. Hence, no matters were submitted to a vote of security holders.


PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded in the over-the-counter market since 1980. No current active dealer market exists. There was no trading in the Company's shares during 1999 to the knowledge of the Company. The Company has sought other brokers, but interest is limited due to low gold prices and the low activity of the Company.

High/Low Bid Price Data

		1999				High		Low
				There is no current market for the stock.

			1998				High		Low
				There is no current market for the stock.

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through December 31, 1999, the Company has granted 331,093 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock, but 28,324 options have been exercised and 931 expired.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March 1996 through December 31, 1999, the Company has granted 4,775 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock and no options have been exercised.

ITEM 6. SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the Company incorporated by reference in this report. The Financial Statements have been prepared in accordance with accounting principles generally accepted, except as described in notes to the Company's Financial Statements for the year ended December 31, 1999. This information should be read in conjunction with such Financial Statements and the Notes thereto.

	Year ended December 31,	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share figures)

	A. Income, Exploration Agreements 	$0	$0	$0	$0	$0
	B. Total Revenues		$0	$0	$0	$0	$0
	C. Income Gain(Loss) From Continuing Operations
	1. Dollars		$48	$(67)	$(67)	$(201)	$(223)
	2. Per Share, Primary		$.014	$(.017)	$(.017)	$(.053)	$(.055)
	3. Per Share, Fully Diluted	$.012	$(.014)	$(.014)	$(.044)	$(.050)
	D. Total Assets      	     	$447	$664	$663	$664	$668
	E. Long Term Debt		$515	$490	$458	$380	$489
	F. Cash Dividends, Declared/Paid	None	None	None	None	None



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the twelve months ending December 31, 1999, the primary activities of the Company were: (1) to maintain its existing land position within the Mother Lode gold district of California and (2) to assist its subsidiary, Pacific FarEast Minerals, Inc.

Consolidated operating gain for the twelve months ending December 31, 1999 was $48,416, compared with a loss of $66,882 the twelve months ending December
31, 1999.

In order to maintain operations of the Company, private loans were made by officers of the Company.

As of December 31, 1999, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,165 Northern Mines Inc. - $174,648; Pacific FarEast Minerals, Inc. - $4,351.

During the Year 1999, there were no placements of common stock. However, 155,390 shares of common stock were issued on the exercise of options for Deferred Compensation. As of December 31, 1999 there were 4,134,784 shares issued and outstanding.

Pacific FarEast Minerals, Inc. ("PFEM"). During 1999, PFEM continued with its responsibilities for the two joint ventures in The People's Republic of China and the development of a joint venture with the Wu La Ka Gold Mining Company.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 1999.

Northern Mines Inc. ("NMI"). There was no activity by this corporation during the Year 1999.

Pacific International Minerals ("PIM").. This company did "Wind-up and Dissolve" in July 1999.

Korgold Corp. ("KOR").  This company did "Wind-up and Dissolve" in July 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA: Refer to Item 14(a) of this Report in response to this Item 8.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: 	Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 1999 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one class of directors; the term of all officers and directors expires annually.

(CONTINUED NEXT PAGE)


Common Stock Beneficially
											Owned as
							Position 		of December 31, 1998
Name			Age 	Positions1 		Held Since		Number		Percent

Peter S. Adams	46	Director (CD)	1984	201,1232	4.2%

Orville E. Anderson	74	Director,
		President
		Chief Operating
		Officer (A)	1997	111,1143	2.3%

Byron S. James	67	Director,
		Secretary		282,0395	5.9%
		Chief Financial
		Officer (ABD)	19764

Grant W. Metzger	 83	Director	1978	27,4526	1.0%

Frank M. Orrell 	66	Director,		933,0967	19.4%
		Chairman,
		Chief Executive
		Officer (AC)	1974

All officers and directors as a group:		1,554,854	28.1%

Board Committees: (A) Executive (B) Audit (C) Compensation/Nomination (D)
Budget

Footnotes to Table of Directors and Officers

1. For directors, the term of office is until the next annual meeting of shareholders, to be held in late July 1998. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the annual meeting of shareholders, unless the Board of Directors removes an officer during his or her term.

2. Includes 10,000 shares subject to immediately exercisable options, and 181,123 owned as a beneficiary under one of the four trusts created by Frank S. Adams, a deceased founder of the Company, for his four children:
Peter S. Adams, Edson Adams, Analisa Adams, and Nora Adams Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and Peter S. Adams, a director.

3. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options which could have been converted to a minimum of 11,114 shares of common stock by December 31, 1999.

4. Mr. James became a director and Executive Committee member in 1988.

5. Includes 10,000 shares subject to immediately exercisable options; 330 shares owned by First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 5,000 shares held by the Byron S. James Trust, of which Mr. James is the trustee; deferred compensation options which could have been converted to a minimum of 266,709 shares of common stock by December 31, 1999.

6. Includes 10,000 shares subject to immediately exercisable options; 16,600 shares owned by the Metzger Family Trust, of which Mr. Metzger and his wife are trustees for the benefit of their children; deferred compensation options which could have been converted to a minimum of 852 shares of common stock by December 31, 1999.

7. Includes 10,000 shares subject to immediately exercisable options; 500,000 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; deferred compensation options which could have been converted to a minimum of 289,956 shares of common stock by December 31, 1999.

Note: Each person named above also holds the same position(s) with the Company's affiliates, Amador United Gold Mines, Northern Mines Inc., and Pacific FarEast Minerals, Inc.

Narrative Information Concerning the Directors and Officers of the Company

Peter S. Adams has been an Account Manager with Sun Microsystems since July 1999: September 1994 through November 1999, Director of OEM Sales for Astound, Inc.; March 1992 through May 1994, OEM Sales Manager for Media Vision; November 1989 through February 1992, Western Regional Sales Manager for Mitsumi Electronics Corp. Mr. Adams is the son of Frank P. Adams (deceased), a founder of Mother Lode Gold Mines Consolidated.

Orville E. Anderson, during a 46 year career as a mining engineer in minerals, was Manager of International Projects, for Homestake Mining; President of Sonora Gold Company, (10,000 TPD gold mine at Jamestown, California); President, Copper Range, Co., White Pine copper mine; Managing Director, Andore Pty., Ltd., an Australian mining venture in Korea; Chief Mining Engineer, Western Knapp Engineering Co.; Mining Consultant to the country of Romania for copper mining. Since 1997, Mr. Anderson has been a member of the Board of Directors of Golden Cycle Gold Corporation. Mr. Anderson's responsibilities as President is to insure the highest level of professional disciplines are applied to the evaluations, exploration and operations of PFEM. Mr. Anderson holds a B.Sc. degree in Mining Engineering from the University of Toronto.

Byron S. James has, since November 1999 been an independent financial consultant, was Senior Vice President, Finance for Auto Center Enterprises, Inc.; from January 1997 to November 1999, a mortgage broker with Commercial Mortgage and Investment Company, Pleasanton, California, and was an independent consultant from 1973 to 1987 in commercial and industrial real estate development.

Grant W. Metzger was President of the Company between 1982 and 1985 and Vice President prior thereto. From 1951 to 1959, he was Plant Manager for the Calaveras Cement Company; from 1959 to 1973, Vice President of Operations, Calaveras Cement Company and the Flintkote Company. He is currently active part-time as a Mining Consultant.

Frank M. Orrell has been a registered representative with the Pleasanton office of Orrell and Company, Inc. since 1980 (a stock brokerage firm owned by his son, Gregory M. Orrell), which has acted in the past as a broker/agent in sales or purchases of the Company's common stock on an agency basis. Since 1989, Mr. Orrell has been a member of the Board of Directors of Golden Cycle Gold Corporation. Since November 1993, Mr. Orrell has been a Director Emeritus of Havilah Mining Company, which has property interests in the Victor/Cripple Creek/Wolverene mining districts of Colorado.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

A. 1999 Compensation

The Board establishes the levels of compensation for the two active officers, with payment to be made if sufficient funds are available, otherwise to be satisfied by the issuance of deferred compensation options for the Class A Preferred, convertible stock of the Company. No executive salary was paid during 1999.
Effective October 1, 1988, all cash payments for officers' compensation were suspended, which suspension remains in effect through December 31, 1999 and is in effect as of the date of this Form-1OKSB report.



B.	Stock Options

The Company has two active stock option plans - 1995 Plan and Directors' Plan.

1995 Plan: The purpose of this Plan is to attract, retain and motivate employees and/or consultants by providing for, or increasing, their proprietary interests in the Company. Directors of the Company may not receive options under this Plan. The Board of Directors may grant non-incentive options, upon recommendation of the Compensation Committee of the Board. The options authorized will not constitute incentive stock options within the meaning of
Section 422 of the Internal Revenue Code. Options granted under the Plan expire ten years after the Grant date.

Directors' Plan: The purpose of this Plan is to provide Directors of the Company options to purchase the Company's common stock, without par value, and thereby share in the future growth of the business of the Company. The Board of Directors may grant non-incentive options. The options authorized will not constitute incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

The Options to be granted are non-discretionary, as follows: (a.) an option to purchase 5,000 shares to each director in active service following the Annual Meeting of Shareholders on August 3, 1995, and (b.) an option to purchase 5,000 shares to each director who is then active on the anniversary of the Initial Grant Date, until each person will have received options for a total of 40,000 shares.

Options granted under the Plan will expire at the earliest of (i) the date at which a director's service is terminated for cause, (ii) six months after a director voluntarily retires from service, (iii) one year after the date on which a director ceases to be a director of the Company for any other reason or (iv) the tenth anniversary of the date of grant.

As of December 31, 1999: (1) a combined total of 140,000 non-incentive options were outstanding:1995 Plan - 100,000 and Director's 1995 Plan - 40,000: (2) a combined total of 301,838 deferred compensation options were outstanding. The exercise price on all non-incentive options is $2.00 per share, the optioned shares' fair market value on the date of grant and $0.0001 for deferred compensation options. During 1999, 119,000 options under the 1989 Plan expired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 1999 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:

	Names and Address of
	Beneficial Owner		Amount and Nature		Percent
	of Common Stock		of Beneficial Ownership		of Class 1

Orville E. Anderson			111,1442		2.3%
	6601 Koll Center Parkway, Suite 132
	Pleasanton, CA 94566

	Byron S. James				  282,0393		5.9%
	6601 Koll Center Parkway, Suite 132
	Pleasanton, CA 94566

	Frank M. Orrell				933,0964		19.4%
	6601 Koll Center Parkway, Suite 132
	Pleasanton, CA 94566


1. Percentages are based on 4,034,170 total outstanding common shares plus 140,000 outstanding options that could have been purchased and deferred compensations options that could have been converted to 642,846 common shares by December 31, 1999.

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to a minimum of 11,114 shares of common stock by December 31, 1999.

3. Includes 10,000 shares subject to immediately exercisable options; 330 shares owned by First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 5,000 shares held by the Byron S. James Trust,of which Mr.
James is the trustee; deferred compensation options that could have been converted to a minimum of 266,709 shares of common stock by December 31, 1999.

4. Includes 10,000 shares subject to immediately exercisable options; 500,000 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; deferred compensation options that could have been converted to a minimum of 289,956 shares of common stock by December 31, 1999.

B. Security Ownership of Management: The disclosure with respect to this requirement is forth in response to Item 10.

C. Changes in Control: The Company is aware of no arrangements, which may at some later date result in the change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION: 		Not Applicable

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
		(a) Consolidated Balance Sheets as of December 31, 1999 and 1998.
		(b) Consolidated Statements of Loss for the Years Ended December 31, 1999
and 1998.
		(c) Consolidated Statements of Deficit for the Years Ended December 31, 1999
and 1998.
(d) Consolidated Statements of Changes in Cash Resources for the Years Ended
December 31, 1999 and 1998.

	2. List of Financial Statement Schedules:

		(a) Schedule IV, Indebtedness of, and to, Related Parties.
		(b) Schedule V, Properly, Plant and Equipment.
(c) Schedule VI, Accumulated Depreciation and Amortization of Property, Plant and Equipment.

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

B. Reports on Form 8-K: 	Not Applicable

C. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-K begin on Sequential Page 24.

D. List of Financial Statements Required By Regulation S-K: 	Not Applicable




SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration to be signed on its behalf by the undersigned "hereunto duly authorized in the city of San Francisco, State of California, on February 25, 2000.


MOTHER LODE GOLD MINES CONSOLIDATED

o/s Frank M. Orrell
FRANK M. ORRELL
Chairman of the Board and
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Frank M. Orrell and Byron S. James, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this registration on Form S-1 and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this registration has been signed below by following persons on behalf of the Company and in the capacities and on the dates indicated.

By: o/s Frank M. Orrell					By: o/s Byron S. James
FRANK M. ORRELL					BYRON S. JAMES
Chairman of the Board and				Chief Financial Officer and
Chief Executive Officer					Director
February 25, 2000					February 25, 2000






MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(1990 through 1999 Unaudited)

ASSETS
	December 31	December 31
	1999	1998
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$ 2,061	$287
	Prepaid expenses	0	58
	Total current assets	 2,061	345

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	46,512	43,611
	Deposits	1,969	1,969
	Total other assets	666,813	663,912
		$668,874	$664,257

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$28,909	$22,361
	California income tax	12,582	13,569
Total current liabilities	41,491	35,930

Non-current liabilities
	Notes payable	341,105	314,616
	Deferred fees payable	175,627	175,627
	Deferred officer's salary	213	212
Total non-current liabilities	516,855	490,455

Minority interest in equity of subsidiaries	238,679	238,857

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	1999:	4,034,170
	1998:	3,878,780	5,261,108	4,982,795
Paid-in capital representing rights to acquire
a maximum of 1,444,553 shares (Note 3)	1,359,282	1,726,339
Deficit accumulated during development stage	(6,748,541)	(6,809,850)
Net stockholder's equity	(128,151)	(100,716)
		$668,874	$664,527

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 1999 Unaudited)
				311 months from
				inception
	Year Ended	Year Ended	Year Ended	Feb 8, 1974
	Dec. 31	Dec. 31	Dec. 31	to Dec. 31
	1999	1998	1997	1999
Pre-operating revenues:
	Payments received under
	joint venture agreements:
	Meridian Minerals				754,924
	Other	0	0	0    	393,793
	Investment income	0	0	0	69,991
	Other Income	2,901	2,898	8,277	674,313
	Sub-total	2,901	2,898	8,277	1,893,021

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	238,869
	Loss on abandonment	0	0	5,322	2,435,903
	Evaluation of mining properties	(7,252)	7,089	9,007	2,749,648
	Legal and accounting	20	53	80	703,241
	Interest expense	27,744	27,375	24,794	1,174,013
	Administrative compensation	(79,010)	25,165	32,693	1,875,969
	Other administrative expense	0	5,077	8,677	752,722
	Depreciation	0	0	597	60,529
	California Franchise tax	175	12,930	50	56,392
	Expense of uncompleted securities offering	0	0	0	78,635
	Other expenses	4,404	0	80	214,028
	Sub-total	(53,919)	77,769	85,944	10,339,950

Net operating income	56,820	(74,871)	(77,667)	(8,446,929)

Net gain resulting from subsidiary's issuance
of stock for an amount different from
MLGM's carrying value	0	0	0	485,364

Minority interest in loss of subsidiaries	(62)	(11)	10,812	1,213,024

Net gain/(loss)	$56,758	($74,882)	($66,855)	($6,748,541)

Primary gain/loss per share	$0.014	($0.019)	($0.017)	($2.246)

Fully diluted gain/loss per share	$0.012	($0.016)	($0.014)	($2.098)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 1999 Unaudited)
				311 months from
	Dec. 31	Dec. 31	Dec. 31	Inception 2/8/74
	1999	1998	1997	Dec 31.1999
Cash flows from operating activities:	$56,758	($74,882)	($66,855)	($6,748,541)
Adjustments to reconcile net loss to
net cash used in operating activities:
	Depreciation and amortization	421	0	597	50,069
	Salaries and fees	423	23,495	30,924	1,689,814
	(Increase)Decrease in deposits	0	0	0	(1,969)
	(Increase)Decrease in pre-paid expenses	58	710	  314	0
	(Increase)Decrease in loans receivables	(2,901)	(2,898)	(2,333)	(46,512)
	Increase(Decrease) in accounts payables	11,139	9,088	(38,127)	28,909
	Increase(Decrease) in long term loans	0	5,797	(41,125	175,627
	Increase(Decrease) in deferred salaries	0	4	76	213
	Increase(Decrease) in income taxes payable	(1,037)	11,819	13,307	12,532
	(Increase) Decrease in property loss
	    due to abandonment	0	0	0	2,261,246
Gross cash used in operating activities	7,312	48,015	32,716	4,169,980

Cash flow from investing activities:
	Minority investment	 51 	11	(10,812)	238,679
	Purchase of equipment	0	0	0	(50,728)
	Proceeds from sale of equipment	0	0	0	(2,100)
	Purchase of mining property	0	0	0	(2,888,042)
Net cash provided by (used in) investing	51	11	(10,812)	(2,702,191)

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	0	47,748
	Proceeds from sale of company stock	0	0	5,323	4,982,795
	Increase (Decrease) in expiration of
		Series A Preferred Stock	(9,310)	0	0	(9,310)
		1984 Deferred Compensations	(79,433)	0	0	(79,433)
	Net borrowing from notes payable	26,399	26,289	37,195	341,015
	Net cash provided by financing activities	(62,344)	26,289	42,518	5,282,815

	Net increase (decrease) in cash	1,773	(567)	(2,433)	2,061
	Cash, beginning of period	288	853	3,286	0
	Cash, end of period	$2,061	$287	$853	$2,061

Supplemental disclosures of cash paid for the 311 month since inception to December 31, 1999:
	Interest		$719,084
				Income taxes	  $37,014

B. Supplemental schedule of non-cash investing and financing activities for the
311 months from inception to December 31, 1999. 	The Company has satisfied
various liabilities (Note 3) by issuance of stock or options (Exercise price:
$0.0001 per share) to acquire common stock:
		Stock Options		Stock
	Salaries	$1,399,340
	Account payable	17,717
	Equipment	0	$5,000
	Total	$1,417,057	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 1999 Unaudited)

				Deficit Accumulated
	Issued and Outstanding	Paid-in	During the
	Shares	Amount	Capital	Development Stage

From Inception, February 24, 1974 thru December 31, 1995
Includes Paid-in capital representing options to
acquire a cumulative maximum
of 977,147common shares	3,867,274	$4,960,441	$1,469,192	($6,564,671)
Shares sold for cash @ $2.00 per share
(plus 1 warrant) Jan thru Dec 1996,
net of $655 issue expense	6,587	12,515
Dec 1996: Shares issued to partners
of terminated Gold Drilling Program No. 1	2,258	4,516
Paid-in capital representing options to acquire
a cumulative maximum of
1,305,674common shares			202,727
December 31, 1996
   pre-operating net loss	        0	        0	        0	  (103,442)
As of December 31, 1996	3,876,119	4,977,473	1,671,919	(6,668,113)

No shares were sold from Jan thru Dec 1997
Dec 1997: Shares issued to partners of terminated
Gold Drilling Program No. 1	2,661	5,322
Paid-in capital representing options to acquire
	a cumulative maximum of 1,375,001 common shares	30,974
December 31, 1997
   pre-operating net loss	        0	        0	        0	   66,855)
As of December 31, 1997	3,878,780	4,982,795	1,702,893	(6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares	23,495
December 31, 1999 `
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru December 1999
Series A Preferred shares converted
    to common shares	155,390	278,313	(367,056)
Paid-in capital representing
options to acquire a cumulative
maximum of 1,444,553 common shares		0
December 31, 1999
   pre-operating net loss	                  0	         0	         0	    56,758
As of December 31, 1999	4,034,170	$5,261,108	$1,359,282	($6,784,541)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1.	HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mother Lode Gold Mines Consolidated (the "Company"), was incorporated February 8, 1974 under the laws of the State of California, to engage primarily in the business of mining. Through December 31, 1999 the Company was still in the development stage. Its past activities have consisted of acquiring rights in California to mining properties in three areas of interest - Calaveras
County, Amador County and El Dorado County. The Company would then conduct preliminary exploration operations on the various properties.

A.	The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries Northern Mines Inc. and Pacific International Minerals Company. Intercompany transactions and balances have been eliminated in consolidation.

B.	The accompanying statements for the year 1999, 1998 and 1997 have not been audited and were prepared by the Company.

C.	The accounting records of the Company are maintained on the accrual basis.

D.	Office furniture owned by the Company was initially recorded at cost and depreciation was computed on the straight line method for equipment placed in service before January 1, 1981, and by the double declining balance method for equipment placed in service since then. As of December 31, 1997, the office furniture was fully depreciated.

E.	No federal income taxes have been paid or are payable by the Company.
Operating loss carryforwards are not reflected in the recorded assets of the Company because future revenues which would generate taxable income are not assured. Combined net operating losses as of December 31, 1999 are approximately $6.4 million.

F.	For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

G.	Primary earnings (loss) per share amounts are computed based on the weighted average number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 7), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the price was known by the Company. The weighted number of primary shares used in the computations was 4,034,091 and 3,979,394 at December 31, 1999 and 1998, respectively.

2.	DESCRIPTION OF SUBSIDIARIES

A.	Amador United Gold Mines.  The Company incorporated Amador United Gold
Mines ("Amador") in California on March 1, 1984. The Company owns 48.37% of the outstanding shares of the common stock of Amador as of December 31, 1999. There was no activity by Amador in 1999, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns 75,000 common shares of U.S. Energy, a Wyoming corporation.


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

B.	Northern Mines Inc.  The Company incorporated Northern Mines Inc.
("Northern") in California on August 31, 1987.The Company owns 81.86% of the outstanding shares of the common stock of Northern as of December 31, 1999. There was no activity by Northern in 1999 and as of the date of this Form 1OKSB, Northern is inactive.

C.	Pacific International Minerals, Inc.  The company did "Wind-up and Dissolve"
in July 1999.

D.	Korgold, Inc. The company did "Wind-up and Dissolve" in July 1999.

3.	MINING PROPERTIES

The following property leases held by MLGM is not subject to third party agreements:

A. El Dorado County

The Company has property rights in El Dorado County, California, consisting of approximately 584 acres at the "Big Canyon" mining area. Please refer also to Note 2B.

a) Big Canyon Mining and Cattle Corporation Property: A new lease with option to purchase was made effective July 1, 1996, for an initial period of 10 years. A lease fee of $600 was paid for the initial three month period;
monthly lease fee is $500 per month for the 9 month balance of Year One and for Year Two; in Year Three through year Ten, the monthly lease fee increases to $1,500, as adjusted by the Consume Price Index. The Company renegotiated the terms of the lease for the term commencing January 1999 for an annual payment of $2,000. In the event of production, a production Royalty of 4% of the Net Value of the minerals is due. A Purchase Option begins at $4,500 per acre and is adjusted annually with the Consumer Price Index.
b) Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are locatedin an area open to mineral entry under the General Mining Law of 1972.

B.	If all properties are retained, minimum lease payments are as follows:

	Year	Amount
	2000	$2,400
	2001	$2,400
	2002	$2,400

4. STOCK OPTION PLANS

The Company has two active stock option plans: 1995 Stock Option Plan for employees and consultants; 1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three months at the time of the annual meeting of shareholders or on December 31 of the year.During 1999, no options were issued or expired under the 1995 Stock Option Plan, nor under the 1995 Director's Plan. During 1999, 41,250 deferred compensation options under the 1984 Option Plan expired and 119,000 non-incentive options under the 1989 Option Plan expired.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

4. Stock Option Plans (Continued)

As of the date of this Form 10KSB, these plans are summarized as follows:

A.	Incentive plans for employees, directors and consultants:

		Expiration	Exercise	Common Shares
	Plan	Date  	Price	Under Option

	1995 Plan	Jun 2005	$2.00	100,000
	1995 Directors'Plan	Jun 2005	$2.00	  40,000
		Total	140,000

The exercise prices of the foregoing options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.

B. Compensatory options issued for services and/or in satisfaction of indebtedness of Mother Lode Gold Mines Consolidated:

(1)	Deferred  Compensation options issued under the 1984 Plan in the amount of
41,250 shares, equivalent to $79,478, expired in 1999.

(2)	Options on Series A Preferred stock, $10.00 per share liquidation price,
$.0001 exercise price, each convertible after six months to common stock for a minimum of 2.1316 shares, increasing at a rate of 10% per annum to a maximum of 3.3368 shares after five years, and if the common stock has not been registered under the Securities Act of 1933, then increasing at 10% per annum to 5.4901 until final expiration at the end of an additional five years.

Through December 31, 1999: (a) a total of 301,838 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock,
(b) 28,304 options were exercised for a total of 155,390 common shares of MLGM and (c) 931 options expired.

Minimum shares on conversion: 	643,385
							Shares		Amount of
				Exercise		Under		Expense or
				Price/Share 		Option 		Debt Relief

Maximum, 5 year class	$.0001	329,377
Maximum, 10 year class	$.0001	1,115,176
		1,444,553	$1,311,534


(2). Options on Series B Preferred stock, $10.00 per share liquidation price, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.25 shares after five years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
4. Stock Option Plans (Continued)

Through December 31, 1999 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.
							Shares		Amount of
				Exercise		Under		Expense or
				Price/Share 		Option 		Debt Relief

Minimum: 4,775
Maximum, 5 year class 		$0.0001		24,830 		$47,748

	Combined, Series A and Series B	$1,359,282

(3). Northern Mines Inc.: 7,790 options on unissued shares granted 1988 for commissions owed on sale of stock expired in 1998.

B.	A summary of the changes in outstanding Common Shares of Mother Lode Gold
Mines Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common Stock

Balance January 1, 1999
	1984 Option Plan	41,250
	Series B Preferred	24,352
	Series A Preferred, 5 Year Expiration Class	469,975
	Series A Preferred, 10 Year Expiration Class	   1,115,097
	Total	1,650,674
Net Changes, 1999
	1984 Option Plan Expired	(41,250)
	Series A Preferred, 5 Year Expiration Class	(140,617)
	Series A Preferred, 10 Year Expiration Class	       98
Balance, December 31, 1999	1,468,905

2. Non-incentive Stock Options

Balance January 1, 1999	259,000
	Options Expired:	(119,000)
	Options Issued	           0
	Balance, December 31, 1999	140,000

5.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low rise office building in a garden office park at 6601 Koll Center Parkway, Suite 132, Pleasanton, CA 94566-3126. The Company's share of the monthly lease payments is $400, plus annual operating and tax escalations.




MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 1999, 1998 and 1997

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
	Indebtedness of:	I		Indebtedness to:
	Balance at			Balance at	Balance at			Balance at
Name of Person/entity	Beginning	Additions	Deductions	End	Beginning	Additions
Deductions	and Unsolicited Subsidiaries
Amador United Gold Mines	$43,611	$2,911		$46,512
Other Affiliates
Frank P. Adams Trust					$51,633	2,892		$54,525
Analisa Adams					64,083	3,670		67,753
Orrell & Company					58,253	2,857		61,110
Frank M. Orrell					61,303	11,003		72,306
Byron S. James					24,007	1,716		25,723
Balances, December 31, 1999	$43,611	$2,911		$46,512	$259,279	$22,138	$281,417

Unsolicited Subsidiaries
Amador United Gold Mines	$40,712	$2,899		$43,611
Other Affiliates
Frank P. Adams Trust					$48,741	$2,892		$51,633
Analisa Adams					59,430	4,653		64,083
Orrell & Company					54,640	3,613		58,253
Frank M. Orrell					51,387	9,916		61,303
Byron S. James					22,288	1,719		24,007
Balances, December 31, 1998	$40,712	$2,899		$43,611	$236,487	$22,792	$259,279

Unsolicited Subsidiaries
Amador United Gold Mines	$38,379	$2,333		$40,712
Other Affiliates
Frank P. Adams Trust						$45,849	$2,892		$48,741
Analisa Adams					55,719	3,711		59,430
Orrell & Company					48,424	6,216		54,640
Frank M. Orrell					31,604	19,783		51,387
Byron S. James					20,302	1,986		22,288
Balances, December 31, 1997	$38,379	$2,333		$40,712	$201,898	$34,589	$236,487




MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 1999, 1998 and 1997

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification
December 31, 1999
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 1998
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 1997
Land (Mining Properties)	$618,332				$618,332
Equipment	48,628		$(807)		47,821
Total	$666,960		$(807)		$666,153

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	 at Cost	Retirements	Other	End of Year
Classification
December 31, 1999
Equipment	$50,480				$50,480

December 31, 1998
Equipment	$50,480				$50,480

December 31, 1997
Equipment	$49,883	$597			$50,480



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings			22
	22	Subsidiaries of the Company			25


Note: Exhibits 2, 3, 4, 6, 7, 9, 10, 12, 14, 25 and 28 specified under Item 601 of Regulation S-K are not applicable and therefore are not include as Exhibits with this Form 10-KSB.



EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 1999

Of


MOTHER LODE GOLD MINES CONSOLIDATED
And
CONSOLIDATED SUBSIDIARIES



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

			CUMULATIVE		311 MONTHS	12 MONTHS	12MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 12/31/99	TO 12/31/99	TO 12/31/98	TO 2/31/97
02/08/74 thru 12/31/95 (A,B,C,D,E)	263	777,145,087
01/1/96	(E)	0		4,518,120	3	13,554,360
03/31/96 (E)		20,192	4,538,312	3	3,614,936
06/30/96 (E)		20,192	4,558,504	1	4,558,504
07/30/96 		3,363	4,561,867	2	9,123,734
09/30/96 (E)		20,192	4,582,059	1	4,582,059
10/31/96 		3,224	4,585,283	2	9,170,566
12/31/96 (E)		22,853	4,608,136	3	13,824,408			13,824,408
03/31/97 (E)		22,450	4,630,586	3	13,891,758			13,891,758
06/30/97 (E)		20,192	4,650,778	3	13,952,334			13,952,334
09/30/97 (E)		4,035	4,654,813	3	13,964,439			13,964,439
12/31/97 (E)		4,035	4,658,848	3	13,976,544		13,976,544
03/31/98 (E)		4,035	4,662,883	3	13,988,649		14,098,899
06/30/98 (E)		4,035	4,666,918	3	14,000,754		14,000,754
09/30/98 (E)		16,366	4,683,284	3	14,049,852		14,049,852
12/31/98 (E)		16,366	4,699,650	3	14,098,950	14,098,950
03/31/99 (E)		0	4,699,650	3	14,098,950	14,098,950
06/30/99 (E)		95,037	4,794,687	    3  	14,384,061	14,384,061
09/30/99 (E)		28,713	4,823,400	3	14,470,200	14,470,200
12/31/99 (E)	31,640		4,855,040	0	0	__________	_________	__________
			311	1,000,450,145	57,052,161	56,015,799	5,632,939
MONTHS				311	12	12	12

WEIGHTED AVERAGE SHARES			3,216,881	4,754,347	4,667,983	4,636,078

NET INCOME/(LOSS)				($6,748,541)	$56,758	($74,882)	($66,855)

EARNINGS/(LOSS) PER SHARE-FULLY DILUTED	($2.098)	$0.012	($0.016)	($0.014)

NOTES:	(A) Share amounts have been restated for the following: 5:1 stock split
 -1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period.
If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares that could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(E) Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)

			CUMULATIVE		311 MONTHS	12 MONTHS	12MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 12/31/99	TO 12/31/99	TO 12/31/98	TO 2/31/97

02/08/74 thru 12/31/95 (A,B,C,D,E)	263	742,930,075
01/1/96	0	3,967,888	3	11,903,664
03/31/96 	0	3,967,888	3	11,903,664
06/30/96 	0	3,967,888	1	3,967,888
07/30/96 	3,363	3,971,251	2	7,942,502
09/30/96 	     0	3,971,251	1	3,971,251
10/31/96 	3,224	3,974,475	2	7,948,950
12/31/96 	2,661	3,977,136	3	11,931,408			11,931,408
03/31/97 	2,258	3,979,394	3	11,938,182			11,938,182
06/30/97 	0	3,979,394	3	11,938,182			11,938,182
09/30/97 	0	3,979,394	3	11,938,182			11,938,182
12/31/97 	0	3,979,394	3	11,398,182		11,398,182
03/31/98 	0	3,979,394	3	11,398,182		11,398,182
06/30/98 	0	3,979,394	3	11,398,182		11,398,182
09/30/98 	0	3,979,394	3	11,398,182		11,398,182
12/31/98 	0	3,979,394	3	11,398,182	11,398,182
03/31/99 	0	3,979,384	3	11,398,182	11,398,182
06/30/99 	95,037	4,074,431	    3  	12,223,293	12,223,293		0
09/30/99 	28,713	4,103,144	3	12,309,432	12,309,432
12/31/99 	31,640	4,134,784	0	0	__________	_________	__________
			311	934,475,765	48,409,089	47,752,728	47,745,954

MONTHS				311	12	12	12

WEIGHTED AVERAGE SHARES		3,004,745	4,034,091	3,979,394	3,978,830

NET INCOME/(LOSS)			($6,748,541)	$56,758	($74,882)	($66,855)

EARNINGS/(LOSS) PER SHARE - PRIMARY	($2.246)	$0.014	($0.019)	($0.017)

NOTES:	(A) Share amounts have been restated for the following: 5:1 stock split
-1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option companred to the ending trading price foreach period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares which could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.










EXHIBIT 22

(Subsidiaries of the Company)

To

Form 10-KSB

For the Year Ending
December 31, 1999

Of

MOTHER LODE GOLD MINES CONSOLIDATED



Subsidiaries of Mother Lode Gold Mines Consolidated (the "Company") and the percentage ownership by the Company are as follows:

	Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 35% of the outstanding common shares (the only outstanding security) of PFEM.

	Amador United Gold Mines ("AUGM") The Company owns 48.37% of the outstanding common shares (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). The Company owns 82.1% of the common stock (the only outstanding security) of NMI.

	Pacific International Minerals ("PIM"). This company did "Wind-up and Dissolve" in July 1999.

	Korgold Corp. ("KOR").  This company did "Wind-up and Dissolve" in July 1999.


Each of these subsidiaries is a California corporation, except PFEM, which is a Nevada corporation, and each corporation does business only under its corporate name.

	Sequential Page 25