Form 10QSB
period 2000-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-03-20
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For The Quarter Ended: March 31, 2000
_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       6601 Koll Center Parkway, Suite 132
      	Pleasanton, CA						94566-3126
(Address of principal executive offices)					(Zip Code)

Company's telephone number, including area code:		(925) 461-4553

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					4,066,512
			without par value				as of March 31, 2000



										  Total Pages: 12
									Exhibit Index on Page: 10





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2000. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999				3

Consolidated Statement of Operations for the 3-month and 314 month period
ending March 31, 2000.	4

Consolidated Statement of Cash Flows for the 3-month and 314 month period
ending March 31, 2000	5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to March 31, 2000.	6

Notes to Consolidated Statements									7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(1990 through 2000 Unaudited)
ASSETS

	March 31	December 31
	2000	1999
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$54	$2,061
	Prepaid expenses	0	0
	Total current assets	 54	2,061

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	47,229	46,512
	Deposits	1,969	1,969
	Total other assets	667,530	666,813
		$667,584	$668,874

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$31,667	$28,909
	California income tax	12,582	12,582
Total current liabilities	44,249	41,491

Non-current liabilities
	Notes payable	344,286	341,015
	Deferred fees payable	175,627	175,627
	Deferred officer's salary	213	213
Total non-current liabilities	520,126	516,855

Minority interest in equity of subsidiaries	238,643	238,679

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31
	2000:	4,066,512
	1999:	3,878,780		5,314,834	5,261,108
Paid-in capital representing rights to
acquire a maximum of 1,432,600 shares
(See Note 3)	1,305,556	1,359,282
Deficit accumulated during development stage	(6,755,825)	(6,748,541)
Net stockholder's equity	(135,435)	(128,151)
		$667,584	$668,874

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2000 Unaudited)
	Three Months Ended	314 months from
	Mar. 31  Mar. 31	inception Feb 8, 1974
	2000	1999		to March 31, 2000
Pre-operating revenues:
	Payments received under
	 joint venture agreements:
		Meridian Minerals	$0	$0			754,924
		Other	0	0	  	    	393,793
	Investment income	0	0			69,991
	Other Income	717	709			675,030
		Sub-total	717	709			1,893,738

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0			238,869
	Loss on abandonment	0	0			2,435,903
	Evaluation of mining properties	0	25			2,749,648
	Legal and accounting	0	0			703,241
	Interest expense	7,056	6,827			1,181,069
	Administrative compensation	0	0			1,875,969
	Other administrative expense	980	1,295			753,702
	Depreciation/Amortization	 0	0			60,529
	California Franchise tax	0	0			56,392
	Expense of uncompleted
	    securities offering	0	0			78,635
	Other expenses	0	0			214,028
		Sub-total	  8,036	8,147			10,347,986

Net operating income	(7,320)	(7,438)			(8,454,249)

Net gain resulting from subsidiaries
issuance of stock for an amount
different from MLGM's carrying value	0	0			485,364

Minority interest in loss of
subsidiaries	36	(2)			1,213,060

Net gain/(loss)	($7,284)	($7,436)			($6,755,825)

Primary gain/(loss) per share	($0.002)	($0.002)			($2.240)

Fully diluted gain/(loss) per share	($0.002)	($0.002)			($2.119)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2000 Unaudited)
	314 months
	Three Months Ended	from inception
	Mar. 31	Mar. 31	Feb 8, 1974 to
	2000	1999	Mar. 31, 2000
Cash flows from operating activities:	($7,284)	($7,436)	($6,755,825)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0	50,069
	Salaries and fees	0	423	1,689,814
	(Increase) Decrease in deposits	0	0	(1,969)
	(Increase) Decrease in pre-paid expenses	0	25	  0
	(Increase) Decrease in loans receivables	(717)	(709)	(47,229)
	Increase (Decrease) in accounts payables	2,758	3,116	31,667
	Increase (Decrease) in long term loans	0	0	175,627
	Incr (Decr) in deferred officer salaries	0	0	213
	Incr (Decr) in income taxes payable	    0	0	12,582
	(Incr)Decr in property loss from abandonment	0	0	2,261,246
Gross cash used in operating activities	2,042	2,428	4,172,021
Cash flow from investing activities:
	Minority investment	 (36) 	0	238,643
	Purchase of equipment	0	0	(50,728)
	Proceeds from sale of equipment	0	0	(2,100)
	Purchase of mining property	0	0	(2,888,042)
Net cash provided by (used in) investing	(36)	0	(2,702,227)
Cash flows from financing activities:
	Issuance of Series B Stock	0	0	47,748
	Proceeds from sale of company stock	0	0	4,982,795
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0	(9,310)
		1984 Option Plan	       0	0	(79,433)
Net borrowing from notes payable	3,271	5,118	344,286
Net cash provided by financing activities	3,271	5,118	5,286,086
	Net increase (decrease) in cash	($2,008)	$110	$54
	Cash, beginning of period	2,062	288	0
	Cash, end of period	$54	$399	$54
A. Supplemental disclosures of cash flow information for the 314 month since inception to March 31, 2000:
	Cash paid for:	Interest	$719,084
		Income taxes	$35,353
B. Supplemental schedule of non-cash investing and financing activities for the 314 months from inception to March 31, 2000:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$1,305,556
	Equipment	    _    0	$5,000
	Total	$1,305,556	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2000 Unaudited)

		Deficit Accumulated
		Issued and Outstanding	Paid-in	During the
	Shares	Amount	Capital	Development Stage

From Inception, February 24, 1974 thru December 31, 1996
	3,876,119	$4,977,473	$1,671,919	($6,668,113)

No shares were sold from Jan thru Dec 1997
Dec 1997: Shares issued to partners of terminated
	Gold Drilling Program No. 1	2,661	5,322
Paid-in capital representing options to acquire
	a cumulative maximum of 1,375,001 common shares		30,974
December 31, 1997
   pre-operating net loss	        0	        0	        0	   (66,855)
As of December 31, 1997	3,878,780	4,982,795	1,702,893	(6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares		23,495
December 31, 1998
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired			(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options			(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares		0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,034,170	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru Mar 2000
Series A Preferred shares converted
    to common shares	 32,342	53,726	(53,726)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,432,600 common shares		0
March 31, 2000
   pre-operating net gain	        0	         0	         0	    (7,284)
As of March 31, 2000	4,066,512	$5,314,834	$1,305,556	($6,755,825)


See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 1999.

2.	MINING PROPERTIES

A.	The Company currently has property rights only in El Dorado County on approximately 600 acres in the "Big Canyon" mining area in El Dorado County, California.

1. Big Canyon Mining and Cattle Corporation Property A lease, with an option to purchase for surface and mineral rights on 584.07 acres was made effective July 1, 1996.

2. Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

B.  Minimum Annual Land Lease Payments

Assuming these properties are retained, and the payment schedule tentatively agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:

		Year					 Amount
		2000	(9 months)			$2,100
		2001					$2,100
		2002					$2,100

3.	STOCK OPTION PLANS

	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan).Northern Mines Inc., a subsidiary of the
Company has no active stock plan as all of the option expired March 1, 2000.

The options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized as follows:

A. Option plans for employees, directors and consultants:
		Plan		Expiration	Exercise	Common Shares	Reserved for
				Date      	Price   		Under Option 		Future Grant
 	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:
		1995 Plan	Jun 2005	$2.00		100,000		          0
		Director's	Jun 2005	$2.00		 40,000			  60,000
		Total						140,000		  60,000

The exercise prices of the foregoing incentive options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

B. Compensatory options issued for services and/or in satisfaction of Company indebtedness.

	1. Mother Lode Gold Mines Consolidated:
a.Options on Series A preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 2.1316 shares, increasing at a rate of 10% per annum to a maximum of 3.3368 shares after five years, and if the common stock has not been registered under the Securities Act of 1933, then increasing at 10% per annum to a maximum of
5.4901 shares, until final expiration at the end of an additional five years.

Through March 31, 2000, a total of 295,947 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices
ranging from $10.00 to $1.53/share of preferred stock Shares on	Exercise.
Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt Relief
Minimum: 585,605
Maximum, 5 years class:		.0001		 297,765
Maximum, 10 years class:		.0001		1,134,835
							1,432,600		$1,257,808

b. Options on Series B preferred stock, callable at $10 per share , $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years.

		Through March 31, 2000 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt Relief
Minimum: 4,775
Maximum, 5 year Class		.0001			24,830			$    47,748
Combined Series A and Series B
Total amount of expense relief (Series A and Series B)				$1,305,556

c. A summary of the changes in options outstanding, as of March 31, 2000 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2000
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	     329,377
   Series A Preferred, 10-year expiration class	   1,115,175
	Total	1,469,382

   Net Changes, 2000
   Series A Preferred, 5-year expiration class	     (31,612)
   Series A Preferred, 10-year expiration class	      19,600
   Balance, March 31, 2000	  1,457,430

4.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low rise building in a garden office park. The Company's share of the monthly lease payment is $510, plus annual operating and tax escalations.



Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a First Quarter 2000 loss of $7,284. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of March 31, 2000, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,165; Northern Mines Inc. - $174,648; Pacific FarEast Minerals, Inc. - $4,483.

	During the First Quarter, there were no placements of common stock. The total number of common shares of the Company as of March 31, 2000 is 4,066,512.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through March 31, 2000 and are in effect as of the date of this report. These deferred salaries are payable in stock options or cash, as the Board of Directors may from time to time decide.

For the quarter ending March 31, 2000 no options were issued. To date, 350,000 shares have been authorized and options for 295,947 shares of Series A Preferred Stock have been granted and remain active.

Preparation of Financial Statements. The consolidated financial statements of March 31, 2000, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the First Quarter 2000. The Company owns 48.37 % of the common stock (the only outstanding security) of AUGM.

Northern Mines Inc. ("NMI"). There was no activity by this corporation during the First Quarter 2000. The Company owns 81.9% of the common stock (the only outstanding security) of NMI.

Pacific FarEast Minerals, Inc. ("PFEM") During the First Quarter 2000, PFEM continued its responsibilities under the two joint ventures in the People's Republic of China The Company owns 35% of the common stock of PFEM.

(The balance of this page intentionally left blank)







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

Exhibit 11, Statement re Computation of Per Share Earnings which Exhibit begins at Sequential Page 11.

No reports on Form 8-K were filed during the period of this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By

o/s 	Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: February 20, 2001	Date: February 20, 2001


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	314 MO TO	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	3/31/00	 3/31/00 	3/31/99 	12/31/99
For the period 02/08/74 thru 12/31/96 (A,B,C,D,E)
	275	818,084,330
01/01/97 (E)	22,853		4,595,852	3	13,787,556
03/31/97 (E)	22,450		4,618,302	3	13,854,906
06/30/97 (E)	20,192		4,638,494	3	13,915,482
09/30/97 (E)	4,035		4,642,529	3	13,927,587
12/31/97 (E)	4,035		4,646,564	3	13,939,692
03/31/98 (E)	4,035		4,650,599	3	13,951,797
06/30/98 (E)	4,035		4,654,634	3	13,963,902
09/30/98 (E)	16,366		4,671,000	3	14,013,000
12/31/98 	(E)	16,366		4,687,366	3	14,062,098		14,062,098	14,062,098
03/31/99 (E)	0		4,687,366	  3	14,062,098			14,062,098
06/30/99 (E)	95,037		4,782,403	3	14,347,209			14,347,209
09/30/99 (E)	28,713		4,811,116	3	14,433,348			14,433,348
12/31/99 (E)	31,640		4,842,756	3	14,528,268	14,528,268
03/31/00 (E)	32,342		4,875,098	  0	         0
					314	1,000,871,273	14,528,268	14,062,098	56,904,753

MONTHS				314	3	3	12

WEIGHTED AVERAGE SHARES			3,187,488	4,842,756	4,687,366	4,742,063

NET INCOME/(LOSS)					($6,755,825)	($7,284)	$7,436)	$56,758

EARNINGS/(LOSS) PER SHARE
FULLY DILUTED		($2.119)	($0.002)	($0.002)	$0.012

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares, which could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(E) Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY
	CUMULATIVE	314 MO TO	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	3/31/00	 3/31/00 	3/31/99 	12/31/99
For the period 02/08/74 thru 12/31/96 (A,B,C,D,E)
	275	790,567,994
01/01/97	 	0	3,977,136	3	11,931,408
03/31/97		2,258	3,979,394	3	11,938,182
06/30/97		0	3,979,394	3	11,938,182
09/30/97		0	3,979,394	3	11,938,182
12/31/97		0	3,979,394	3	11,938,182
03/31/98		0	3,979,394	3	11,938,182
06/30/98		0	3,979,394	3	11,938,182
09/30/98		0	3,979,394	3	11,938,182
12/31/98		0	3,979,394	3	11,938,182		11,938,182	11.938,182
03/31/99		0	3,979,394	3	11,938,182			11,938,182
06/30/99		95,037	4,074,431	3	12,223,293			12,223,293
09/30/99 		28,713	4,103,144	3	12,309,432			12,309,432
12/31/99 		31,640	4,134,784	3	12,404,352	12,404,352
3/31/00		32,342		4,167,126	0	0
					314	946,880,117	12,404,352	11,938,182	48,409,089

MONTHS			314	3	3	12

WEIGHTED AVERAGE SHARES			3,015,542	4,134,784	3,979,394	4,034,091

NET INCOME/(LOSS)					($6,755,825)	($7,284)	($7,436)	$56,758

EARNINGS/(LOSS) PER SHARE
PRIMARY	($2.240)		($0.002)	($0.002)	$0.014

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes conversion of 100,614 deferred salary shares, which could have been exercised.
(D) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.










		Sequential Page Number 12