Form 10QSB
period 2000-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-03-21
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For The Quarter Ended: June 30, 2000
_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.
 (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

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
Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					4,098,854
			without par value				as of June 30, 2000



										  Total Pages: 12
									Exhibit Index on Page: 10





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2000. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


TABLE OF CONTENTS

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999				3

Consolidated Statement of Operations for the 6-month and 317 month period
ending June 30, 2000.	4

Consolidated Statement of Cash Flows for the 6-month and 317 month period
ending June 30, 2000	5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to June 30, 2000.	6

Notes to Consolidated Statements									7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(1990 through 2000 Unaudited)
ASSETS

	June 30	December 31
	2000	1999
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$104	$2,061
	Prepaid expenses	0	0
	Total current assets	104	2,061

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	47,953	46,512
	Deposits	1,969	1,969
	Total other assets	668,254	666,813
		$668,358	$668,874

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$11,001	$28,909
	California income tax	12,607	12,532
Total current liabilities	23,608	41,441

Non-current liabilities
	Notes payable	370,697	341,015
	Deferred fees payable	175,627	175,627
	Deferred officer's salary	213	213
Total non-current liabilities	546,538	516,855

Minority interest in equity of subsidiaries	238,662	238,679

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, June 30
	2000:	4,098,854
	1999:	4,074,431		5,368,560	5,261,108
Paid-in capital representing rights to
acquire a maximum of 1,420,656 shares
(See Note 3)	1,251,830	1,438,715
Deficit accumulated during development stage	(6,760,840)	(6,827,924)
Net stockholder's equity	(140,450)	(128,101)
		$668,358	$668,874

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 1999 Unaudited)



			317 months from
			inception
	Three Months Ended	Six Months Ended	Feb 8, 1974
	Jun. 30	Jun. 30	Jun. 30	Jun. 30	to Jun.30
	2000	1999	2000	1999	2000
Pre-operating revenues:
	Payments received under
	 joint venture agreements:
		Meridian Minerals	$0	$0	$0	$0	754,924
		Other	0	0	  0	    0	393,793
	Investment income	0	0	0	0	69,991
	Other Income	725	724	1,441	1,433	675,754
		Sub-total	725	724	1,441	1,433	1,894,462

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0	238,869
	Loss on abandonment	0	0	0	0	2,435,903
	Evaluation of mining properties	(2,000)	    (9,285)	(2,000)	(9,260)	2,747,648
	Legal and accounting	0	20	0	20	703,241
	Interest expense	7,131	6,707	14,186	13,535	1,188,199
	Administrative compensation	0	0	(79,433)	0	1,875,969
	Other administrative expense	528	 1,422	1,481	2,716	754,203
	Depreciation	27	0	55	0	60,584
	California Franchise tax	75	850	75	850	57,467
	Uncompleted securities offering expense	0	0	0	0	78,635
	Other expenses	45	0	45	0	214,073
		Sub-total	5,805	(286)	(65,591)	7,861	10,353,771

Net operating income	(5,081)	1,010	67,032	(6,428)	(8,459,330)

Net gain resulting from subsidiary's
issuance of stock for an amount
different from MLGM's carrying value	0	0	0	0	485,364

Minority interest in loss of
subsidiaries	 0	2	0	4	1,213,024

Net gain/(loss)	($5,081)	$1,012	$67,032	($6,424)	($6,760,942)

Primary gain/loss per share	($0.001)	$0.000	$0.017	($0.002)	($2.270)

Fully diluted gain/loss per share	($0.001)	$0.000	$0.014	($0.001)	($2.134)

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 1999 Unaudited)
	317 months
	Six Months Ended	from inception
	Jun. 30	Jun. 30	Feb 8, 1974 to
	2000	1999	Jun 30, 2000
Cash flows from operating activities:	$67,032	($6,424)	($6,761,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0	50,490
	Salaries and fees	0	423	1,689,814
	(Increase) Decrease in deposits	0	0	(1,969)
	(Increase) Decrease in pre-paid expenses	0	50	  0
	(Increase) Decrease in loans receivables	(1,441)	(1,433)	(47,953)
	Increase (Decrease) in accounts payables	(17,908)	5,670	11,001
	Increase (Decrease) in long term loans	0	0	175,627
	Increase (Decrease) in deferred officer salaries	0	0	213
	Increase (Decrease) in income taxes payable	 75	(262)	12,607
	(Increase) Decrease in property loss abandonment 	0	0	2,261,246
	Other	0	0	320
Gross cash used in operating activities	(19,273)	4,021	4,151,397

Cash flow from investing activities:
	Minority investment	 34 	 0	238,662
	Purchase of equipment	0	0	(50,728)
	Proceeds from sale of equipment	0	0	(2,100)
	Purchase of mining property	0	0	(2,888,042)
Net cash provided by (used in) investing	34	0	(2,702,208)

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	47,748
	Proceeds from sale of company stock	0	0	4,982,795
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	(9,310)	(9,310)
	1984 Option Plan	(79,433)	0	(79,433)
Net borrowing from notes payable	29,682	11,492	370,697
Net cash provided by financing activities	(49,751)	  2,182	5,312,497

	Net increase (decrease) in cash	($1,958)	($224)	$104
	Cash, beginning of period	2,062	288	0
	Cash, end of period	$104	$64	$104

A. Supplemental disclosures of cash flow information for the 317 month since inception to June 30, 2000:
	Cash paid for:	Interest	$719,084
		Income taxes	$35,353

B. Supplemental schedule of non-cash investing and financing activities for the
317 months from inception to June 30, 1999:	The Company has satisfied various
liabilities (Note 3) by issuance of stock or options
(Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$1,204,082
	Equipment	    0   	$5,000
	Total	$1,204,082	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 1999 Unaudited)

		Deficit Accumulated
		Issued and Outstanding	Paid-in	During the
	Shares	Amount	Capital	Development Stage

From Inception, February 24, 1974 thru December 31, 1996
	3,876,119	$4,977,473	$1,671,919	($6,668,113)

No shares were sold from Jan thru Dec 1997
Dec 1997: Shares issued to partners of terminated
	Gold Drilling Program No. 1	2,661	5,322
Paid-in capital representing options to acquire
	a cumulative maximum of 1,375,001 common shares		30,974
December 31, 1997
   pre-operating net loss	        0	        0	        0	   (66,855)
As of December 31, 1997	3,878,780	4,982,795	1,702,893	(6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares		23,495
December 31, 1998
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	155,490	278,313	(278,313)
Series A Preferred options expired			(9,310)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares		0
December 31, 1999
   pre-operating net gain	        0	         0	         0	   (22,625)
As of December 31, 1999	4,034,170	$5,261,108	$1,438,715	($6,827,924)

No shares were sold from Jan thru Mar 2000
Series A Preferred shares converted
    to common shares	64,684	107,452	(107,452)
1984 Stock option Plan Deferred Compensation
Expiration of Options			(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,420,656 common shares		0
June 30, 2000
   pre-operating net gain	        0	         0	         0	    67,032
As of June 30, 2000	4,098,854	$5,368,560	$1,251,830	($6,760,840)


See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 1999.

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

B.  Minimum Annual Land Lease Payments

Assuming these properties are retained, and the payment schedule tentatively agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:

		Year					 Amount
		2000	(6 months)			$2,100
		2001					$2,100
		2002					$2,100

3.	STOCK OPTION PLANS

	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan).Northern Mines Inc., a subsidiary of the Company has no active stock plan as all of the options expired March 1, 2000.

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


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

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

Through June 30, 2000, a total of 290,056 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock.
Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt Relief
Minimum: 585,605
Maximum, 5 years class:		.0001		   266,156
Maximum, 10 years class:		.0001		1,154,500
							1,420,656		$1,204,082

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

Through June 30, 2000 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt Relief
Minimum: 4,775
Maximum, 5 year Class		.0001			24,830			$    47,748
Combined Series A and Series B
Total amount of expense relief (Series A and Series B)				$1,251,830

c. A summary of the changes in options outstanding, as of June 30, 2000 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2000
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	     329,377
   Series A Preferred, 10-year expiration class	   1,115,170
	Total	1,469,382

   Net Changes, 2000
   Series A Preferred, 5-year expiration class	     (63,221)
   Series A Preferred, 10-year expiration class	      39,325
   Balance, June 30, 2000	  1,445,486

4.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low rise building in a garden office park. The Company's share of the monthly lease payment is $510, plus annual operating and tax escalations.


Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company") showed a Second Quarter 2000 loss of $5,081, with the combined first six months having a gain of $67,032. The Company has no cash income from the projects in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of June 30, 2000, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,165; Northern Mines Inc. - $174,648; Pacific FarEast Minerals, Inc. - $4,574.

During the second Quarter, there were no placements of common stock. There were a total of 64,684 shares issued on exercise of Series A Preferred options.
The total number of common shares of the Company as of June 30, 2000 is 4,098,854.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through June 30, 2000 and are in effect as of the date of this report. These deferred salaries are payable in stock options or cash, as the Board of Directors may from time to time decide.

For the quarter ending June 30, 2000 no options were issued. To date, 350,000 shares have been authorized and options for 290,056 shares of Series A Preferred Stock have been granted and remain active.

Preparation of Financial Statements. The consolidated financial statements of June 30, 2000, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Second Quarter 2000. The Company owns 48.37 % of the common stock (the only outstanding security) of AUGM.

Northern Mines Inc. ("NMI"). There was no activity by this corporation during the Second Quarter 2000. The Company owns 81.86% of the common stock (the only outstanding security) of NMI.

Pacific FarEast Minerals, Inc. ("PFEM") During the First Quarter 2000, PFEM continued its responsibilities under the two joint ventures in the People's Republic of China. The Company owns 35% of the common stock of PFEM.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties is subject, nordoes the Company know of any such proceedings currently contemplated by any governmental agency.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: February 20, 2001	Date: February 20, 2001


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
			CUMULATIVE			317 MONTHS	3 MONTHS	3 MONTHS	6 MONTHS	6 MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 6/30/00	TO 6/30/00	TO 6/30/99	TO 6/30/00	TO
6/30/99	TO 12/31/99
For the period 02/08/74 thru 12/31/96 (A,B,C,D)
		275	810,494,430
01/01/97 (C)	22,853	4,513,352		3	13,540,056
03/31/97 (C)	22,450		4,535,802		3	13,607,406
06/30/97 (C)	20,192		4,555,994		3	13,667,982
09/30/97 (C)	4,035		4,560,029		3	13,680,087
12/31/97 (C)	4,035		4,564,064		3	13,692,192
03/31/98 (C)	4,035		4,568,099		3	13,704,297
06/30/98 (C)	4,035		4,572,134		3	13,706,402
09/30/98 (C)	16,366		4,588,500		3	13,765,500
12/31/98 	(C)	16,366		4,604,866		3	13,814,598				13,.814,598	13,814,598
03/31/99 (C)	0		4,604,866	  	3	13,814,598		13,814,598		13,814,598	13,814,598
06/30/99 (C)	95,037		4,699,903		3	14,099,709					14,099,709
09/30/99 (C)	28,713		4,728,616		3	14,185,848					14,185,848
12/31/99 (C)	31,640		4,760,256		3	14,208,768			14,208,768
03/31/00 (C)	32,342		4,792,598	 	3	14,377,794	14,377,794		14,377,794
06/30/00 (C)	32,342	4,824,940	0	0
						317	1,004,441,667	14,377,794	13,814,598	28,658,562	27,629,196	55,914,753

MONTHS				317	3	3	6	6	12

WEIGHTED AVERAGE SHARES				3,168,586	4,792,598	4,604,866	4,776,427	4,604,866
4,659,563

NET INCOME/(LOSS)						($6,760,942)	($5,081)	$1,012	$67,032	($6,424)	($22,675)

EARNINGS/(LOSS) PER SHARE
FULLY DILUTED			($2.134)	($0.001)	$0.000	$0.014	($0.001)	($0.005)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.
(D) Previous reports of earnings-per-share have reflected the exercise of 100,614 options that could have occurred in 1975. These options were not execised and hence are deleted from this, and all future, earnings-per-share reports.




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY
			CUMULATIVE			317 MONTHS	3 MONTHS	3 MONTHS	6 MONTHS	6 MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 6/30/00	TO 6/30/00	TO 6/30/99	TO 6/30/00	TO
6/30/99	TO 12/31/99
For the period 02/08/74 thru 12/31/96 (A,B,C)
	275	779,649,314
01/01/97	 	0	3,876,522	3	11,629,566
03/31/97		2,258	3,878,780	3		11,636,340
06/30/97		0	3,878,780	3		11,636,340
09/30/97		0	3,878,780	3		11,636,340
12/31/97		0	3,878,780	3		11,636,340
03/31/98		0	3,878,780	3	11,636,340
06/30/98		0	3,878,780	3	11,636,340
9/30/98		0	3,878,780	3	11,636,340
12/31/98		0	3,878,780	3	11,636,340				11,636,340	11,636,340
03/31/99		0	3,878,780	3	11,636,340		11,636,340		11,636,340	11,636,340
06/30/99		95,037	3,973,811	3	11,921,541						11,921,541
09/30/99 		28,713	4,002,530	3	12,007,590						12,007,590
12/31/99 		31,640	4,034,170	3	12,102,510					12,102,510
03/31/00		32,342		4,066,512	3	12,199,536	12,199,536		12,199,536
06/30/00		32,342		4,098,854	0
				317	944,237,027		12,199,536	11,636,340	24,302,046	23,272,680	47,201,721

MONTHS					317	3	3	6	6	12

WEIGHTED AVERAGE SHARES				2,978,666	4,066,512	3,878,780	4,050,341	3,878,780
3,933,477

NET INCOME/(LOSS)							($6,760,942)	($5,081)	$1,012	$67,032	($6,424)	($22,625)

EARNINGS/(LOSS) PER SHARE
PRIMARY				($2.270)	($0.001)	$0.000	$0.017	($0.002)	($0.006)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Previous reports of earnings-per-share have reflected the exercise of 100,614 options that could have occurred in 1975. These options were not execised and hence are deleted from this, and all future, earnings-per-share reports.

		Sequential Page Number 10