Form 10KSB
period 2000-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-03-30
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For The Fiscal Year Ended: December 31, 2000

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
            Yes  X                       No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class							Outstanding
	Common Stock without par value,				4,177,444
								as of December 31, 2000

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

A.	Summary. The Company's activity for 2000 was to maintain its property position in the Mother Lode gold district of California. Personnel normally associated with the Company devoted their time to Pacific
FarEast Minerals, Inc.

B. Subsidiary Companies. The Company holds various interests, as described herein, in three corporations. Each corporation was formed based on proposed operations in a geographic area. Please refer to Item 7 for subsidiary activities during 2000. PFEM is a Nevada corporation and the other two subsidiaries are California corporations. The Company's percentage of holding in each subsidiary corporation was in return for stock, monetary consideration and contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from the various subsidiaries.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 31.4% of the common stock (the only outstanding security) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns 48.37% of the common stock (the only outstanding security) of Amador.

Northern Mines Inc. ("NMI"). The Company owns 81.86% of the common stock (the only outstanding security) of NMI.


ITEM 2.	PROPERTIES

A.	El Dorado County

	1.) Big Canyon Mining and Cattle Corporation Property: A lease with option to purchase for surface and mineral rights on 584.07 acres, was made effective
July 1, 1996. In January 1999, the annual payment was reduced to $2,000. The purchase option begins at $4,500 per acre and increases based on the Consumer
Price Index. Amendments were discussed during the latter part of 2000, to be made effective February 2001 for the lease to be amended to (a) add a royalty provision, (b) make a one-time payment of $1,000.00 and (c) issue to Big
Canyon Mining & Cattle Company, Inc, 5,000 shares of Preferred Series A stock of Mother Lode Gold Mines Consolidated and 5,000 common shares of the
Sutter Creek Mining Company of the 75,000 common shares held by Amador United
Gold Mines and (d) provide for an annual lease payment of $2,000.

	2.) Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

B.	Leased Office Space: The Company shares 1,400 square feet of office space at
6601 Koll, Center Parkway, Suite 132, Pleasanton, California, 94566, a three story Class A office building. The Company's share of the monthly rent is
$510, plus tax and operating escalations. Effective March 3, 2001, the company relocated to shared office space of 775 square feet at 1440 Concannon Boulevard,
Livermore, California, a one story office building in a business park. The
Company's share of the monthly rent is $260, plus tax and operating escalations.

ITEM 3.	LEGAL PROCEEDINGS. The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	During the
calendar year 2000 an annual meeting for 1999 was not held. Hence, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded in the over-the-counter market since 1980. No current active dealer market exists. There was no trading in the Company's shares during 2000 to the knowledge of the Company. The Company has sought other brokers, but interest is limited due to low gold prices and the low activity of the Company.

High/Low Bid Price Data

		2000				High		Low
				There is no current market for the stock.

			1999				High		Low
				There is no current market for the stock.

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through December 31, 2000, the Company has granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 1999, 29,235 options either expired or were exercised and in 2000, 27,112 options were exercised, leaving a balance of 274,726 options.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March 1996 through December 31, 2000, the Company has granted 4,775 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock and no options have been exercised.

ITEM 6. SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the Company incorporated by reference in this report. The Financial Statements have been prepared in accordance with accounting principles generally accepted, except as described in notes to the Company's Financial Statements for the year ended December 31, 2000. This information should be read in conjunction with such Financial Statements and the Notes thereto.

	Year ended December 31,	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share figures)

	A. Income, Exploration Agreements 	$0	$0	$0	$0	$0
	B. Total Revenues		$0	$0	$0	$0	$0
	C. Income Gain(Loss) From Continuing Operations
	1. Dollars		($18)	$57	$(75)	$(67)	$(201)
	2. Per Share, Primary		($.004)	$.014	$(.019)	$(.017)	$(.053)
	3. Per Share, Fully Diluted	($.004)	$.012	$(.016)	$(.014)	$(.044)
	D. Total Assets      	     	$670	$669	$664	$663	$664
	E. Long Term Debt		$557	$515	$490	$458	$380
	F. Cash Dividends, Declared/Paid	None	None	None	None	None



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the twelve months ending December 31, 2000, the primary activities of the Company were: (1) to maintain its existing land position within the Mother Lode gold district of California and (2) to assist its subsidiary, Pacific FarEast Minerals, Inc.

Consolidated operating loss for the twelve months ending December 31, 2000 was $18,362, compared with a gain of $56,758 the twelve months ending December
31, 1999.

In order to maintain operations of the Company, private loans were made by officers of the Company.

The Company has offered all holders of long-term loans and obligations the opportunity to convert those obligations to common shares of the Company. The bases will be the amount of the obligation on December 31, 2000 and a rate of $0.50 per share. If all of those specific obligations of the Company are converted, 1,032,246 new common shares will be issued, an increase of 24.8% of the primary shares on December 31, 2000. Any conversion will be reflected in form 10QSB for the period ending March 31, 2001.

As of December 31, 2000, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,190 Northern Mines Inc. - $174,673; Pacific FarEast Minerals, Inc. - $4,686.

During the Year 2000, there were no placements of common stock. However, 143,274 shares of common stock were issued on the exercise of options for Deferred Compensation. As of December 31, 2000 there were 4,177,444 shares issued and outstanding.

Pacific FarEast Minerals, Inc. ("PFEM"). During 2000, PFEM continued with its responsibilities for the two joint ventures in The People's Republic of China and the development of a joint venture with the Wu La Ka Gold Mining Company.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 2000.

Northern Mines Inc. ("NMI"). There was no activity by this corporation during the Year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA: Refer to Item 14(a) of this Report in response to this Item 8.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: 	Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2000 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one class of director; the term of all officers and directors expires annually.

(CONTINUED NEXT PAGE)


Common Stock Beneficially
											Owned as
							Position 		of December 31, 2000
Name			Age 	Positions2 		Held Since		Number		Percent2

Peter S. Adams	47	Director (CD)	1984	201,1233	4.1%

Orville E. Anderson	75	Director,
		President
		Chief Operating
		Officer (A)	1997	111,1444	2.3%

Byron S. James	68	Director,
		Secretary		351,0286	7.2%
		Chief Financial
		Officer (ABD)	19765

Grant W. Metzger	 84	Director	1978	30,0768	0.6%

Frank M. Orrell 	67	Director,		1,021,1579	20.8%
		Chairman,
		Chief Executive
		Officer (AC)	1974

All officers and directors as a group:		1,714,528	35.0%

Board Committees: (A) Executive (B) Audit (C) Compensation/Nomination
(D) Budget

Footnotes to Table of Directors and Officers

1. Percentages are based on 4,177,444 total outstanding common shares plus 140,000 outstanding options that could have been purchased and deferred compensations options that could have been converted to 585,606 common shares by December 31, 2000.

2. For directors, the term of office is until the next annual meeting of shareholders, to be held in late July 1998. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the annual meeting of shareholders, unless the Board of Directors removes an officer during his or her term.

3. Includes 10,000 shares subject to immediately exercisable options, and 181,123 owned as a beneficiary under one of the four trusts created by Frank
P. Adams, a deceased founder of the Company, for his four children: Peter S. Adams, Edson Adams, Analisa Adams, and Nora Adams Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and Peter S. Adams, a director.

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 11,144 shares of common stock by December 31, 2000.

5. Mr. James became a director and Executive Committee member in 1988.

6. Includes 10,000 shares subject to immediately exercisable options; 330 shares owned by First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 5,000 shares held by the Byron S. James Trust, of which Mr. James is the trustee; deferred compensation options converted to 85,538 common shares and additional options which could have been converted to a minimum of 250,160 shares of common stock by December 31, 2000.

7. Includes 10,000 shares subject to immediately exercisable options; 16,600 shares owned by the Metzger Family Trust, of which Mr. Metzger and his wife are trustees for the benefit of their children and deferred compensation options converted to 3,476 common shares during 2000.

8. Includes 10,000 shares subject to immediately exercisable options; 500,000 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; deferred compensation options converted to 241,569 common shares and additional options which could have been converted to a minimum of 269,588 shares of common stock by December 31, 2000.

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

Orville E. Anderson, during a 46 year career as a mining engineer in minerals, was Manager of International Projects, for Homestake Mining; President of Sonora Gold Company, (10,000 TPD gold mine at Jamestown, California); President, Copper Range, Co., White Pine copper mine; Managing Director, Andore Pty., Ltd., an Australian mining venture in Korea; Chief Mining Engineer, Western Knapp Engineering Co.; Mining Consultant to the country of Romania for copper mining. Since 1997, Mr. Anderson has been a member of the Board of Directors of Golden Cycle Gold Corporation. Mr. Anderson's responsibilities as President is to ensure the highest level of professional disciplines are applied to the evaluations, exploration and operations of PFEM. Mr. Anderson holds a B.Sc. degree in Mining Engineering from the University of Toronto.

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

ITEM 11. EXECUTIVE COMPENSATION

A. 1999 Compensation

The Board establishes the levels of compensation for the active executives.
No cash payments have been made since October 1988, rather, the established compensation was satisfied by the issuance of deferred compensation options for the Class A Preferred, convertible stock of the Company. Neither executive salary nor options have been paid or granted since June 1998.

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

As of December 31, 2000: (1) a combined total of 140,000 non-incentive options were outstanding:1995 Plan - 100,000 and Director's 1995 Plan - 40,000: (2) a total of 274,726 deferred Series A compensation options were outstanding. The exercise price is $0.0001 for deferred Series A compensation options. During 1999, 119,000 options under the 1989 Plan expired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2000 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:

	Names and Address of
	Beneficial Owner		Amount and Nature		Percent
	of Common Stock		of Beneficial Ownership		of Class 1

Orville E. Anderson			111,1442		2.3%
	6601 Koll Center Parkway, Suite 132
	Pleasanton, CA 94566

	Byron S. James				  351,0283		7.2%
	6601 Koll Center Parkway, Suite 132
	Pleasanton, CA 94566

	Frank M. Orrell				1,021,1574		20.8%
	6601 Koll Center Parkway, Suite 132
	Pleasanton, CA 94566


1. Percentages are based on 4,177,444 total outstanding common shares plus 140,000 outstanding options that could have been purchased and deferred compensations options that could have been converted to 585,606 common shares by December 31, 2000.

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to 11,114 shares of common stock by December 31, 2000.

3. Includes 10,000 shares subject to immediately exercisable options; 330 shares owned by First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 5,000 shares held by the Byron S. James Trust, of which Mr. James is the trustee; deferred compensation options converted to 85,538 common shares and additional options which could have been converted to a minimum of 250,160 shares of common stock by December 31, 2000.

4. Includes 10,000 shares subject to immediately exercisable options; 500,000 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; deferred compensation options converted to 241,569 common shares and additional options which could have been converted to a minimum of 269,588 shares of common stock by December 31, 2000.

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

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
		(a) Consolidated Balance Sheets as of December 31, 2000 and 1999.
		(b) Consolidated Statements of Loss for the Years Ended December 31, 2000
and 1999.
		(c) Consolidated Statements of Deficit for the Years Ended December 31, 2000
and 1999.
(d) Consolidated Statements of Changes in Cash Resources for the Years Ended
December 31, 2000 and 1999.

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




SIGNATURES

	Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration to be signed on its behalf by the undersigned
"hereunto duly authorized in the city of Livermore, State of California, on
March 30, 2001.


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

Pursuant to the requirements of the Securities Exchange Act of 1933, following persons on behalf of the Company and in the capacities and on the dates indicated have signed this registration below.

o/s Frank M. Orrell		o/s Byron S. James
FRANK M. ORRELL					BYRON S. JAMES
Chairman of the Board and				Chief Financial Officer and
Chief Executive Officer					Director
March 30, 2001				 		March 30, 2001






MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(1990 through 2000 Unaudited)

ASSETS
	December 31	December 31
	1999	1999
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$10	$ 2,061
	Prepaid expenses	0	0
	Total current assets	 10	2,061

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	49,418	46,512
	Deposits	1,969	1,969
	Total other assets	669,719	666,813
TOTAL ASSETS	$669,729	$668,874

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$16,596	$28,909
	California income tax	12,607	12,532
Total current liabilities	29,203	41,441

Non-current liabilities
	Notes payable	381,381	341,105
	Deferred fees payable	175,627	175,627
	Deferred officer's salary	182	213
Total non-current liabilities	557,191	516,855

Minority interest in equity of subsidiaries	238,670	238,679

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	2000:	4,177,444
	1999:	4,034,170	5,479,502	5,261,108
Paid-in capital representing rights to acquire
a maximum of 1,377,290 shares (Note 3)	1,132,066	1,359,282
Deficit accumulated during development stage	(6,766,905)	(6,748,541)
Net stockholder's equity	(155,335)	(128,151)
		$669,729	$668,874

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2000 Unaudited)
				323 months from
				inception
	Year Ended	Year Ended	Year Ended	Feb 8, 1974
	Dec. 31	Dec. 31	Dec. 31	to Dec. 31
	2000	1999	1998	2000
Pre-operating revenues:
	Payments received under
	joint venture agreements:
	Meridian Minerals				754,924
	Other	0	0	0    	393,793
	Investment income	0	0	0	69,991
	Other Income	11,727	2,901	2,898	686,040
	Sub-total	11,727	2,901	2,898	1,904,748

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	238,869
	Loss on abandonment	0	0	    0	2,435,903
	Evaluation of mining properties	(2,000)	(7,252)	7,089	2,747,648
	Legal and accounting	 0	20	53	703,241
	Interest expense	28,606	27,744	27,375	1,202,619
	Administrative compensation	0	(79,010)	25,165	1,875,969
	Other administrative expense	3,355	5,077	5,077	756,077
	Depreciation	0	0	597	60,529
	California Franchise tax	75	175	12,930	56,467
	Expense of uncompleted securities offering	0	0	0	78,635
	Other expenses	10	4,404	0	214,038
	Sub-total	30,046	(53,919)	77,769	10,369,995

Net operating income	(18,318)	56,820	(74,871)	(8,465,247)

Net gain resulting from subsidiary's issuance
of stock for an amount different from
MLGM's carrying value	0	0	0	485,364

Minority interest in loss of subsidiaries	(44)	(62)	(11)	1,212,980

Net gain/(loss)	($18,362)	$56,758	($74,882)	($6,766,903)

Primary gain/loss per share	($0.004)	$0.014	($0.019)	($2.256)

Fully diluted gain/loss per share	($0.004)	$0.012	($0.016)	($2.115)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 1999 Unaudited)
				311 months from
	Dec. 31	Dec. 31	Dec. 31	Inception 2/8/74
	2000	1999	1998	Dec 31.1999
Cash flows from operating activities:	($18,362)	$56,758	($74,882)	($6,766,903)
Adjustments to reconcile net loss to
net cash used in operating activities:
	Depreciation and amortization	0	421	0	50,069
	Salaries and fees	0	423	23,495	1,689,814
	(Increase)Decrease in deposits	0	0	0	(1,969)
	(Increase)Decrease in pre-paid expenses	0	58	  710	0
	(Increase)Decrease in loans receivables	(2,906)	(2,901)	(2,898)	(49,418)
	Increase(Decrease) in accounts payables	(12,313)	11,139	9,088	16,596
	Increase(Decrease) in long term loans	0	0	5,797	175,627
	Increase(Decrease) in deferred salaries	(31)	0	4	182
	Increase(Decrease) in income taxes payable	25	(1,037)	11,819	12,607
	(Increase) Decrease in property loss
	    due to abandonment	0	0	0	2,261,246
Gross cash used in operating activities	(15,225)	7,312	48,015	4,154,754

Cash flow from investing activities:
	Minority investment	 (9) 	51	11	238,670
	Purchase of equipment	0	0	0	(50,728)
	Proceeds from sale of equipment	0	0	0	(2,100)
	Purchase of mining property	0	0	0	(2,888,042)
Net cash provided by (used in) investing	(9)	51	11	(2,702,200)

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	0	47,748
	Proceeds from sale of company stock	0	0	    0	4,982,795
	Increase (Decrease) in expiration of
	    Series A Preferred Stock	(8,821)	(9,310)	0	(18,131)
	Increase (Decrease) in expiration of 1984
	    Option Plan, Deferred Compensation	0	(79,433)	0	(79,433)
	Net borrowing from notes payable	40,366	26,399	26,289	341,015
	Net cash provided by financing activities	31,545	(62,344)	26,289	5,314,360

	Net increase (decrease) in cash	(2,051)	1,773	(567)	10
	Cash, beginning of period	2,062	288	853
	Cash, end of period	$10	$2,062	$853	$10

Supplemental disclosures of cash paid for the 311-month since inception to December 31, 2000:
	Interest		$719,084
				Income taxes	  $37,014

B. Supplemental schedule of non-cash investing and financing activities for the
311 months from inception to December 31, 2000. 	The Company has satisfied
various liabilities (Note 3) by issuance of stock or options (Exercise price:
$0.0001 per share) to acquire common stock:
		Stock Options		Stock
	Salaries	$1,084,318
	Equipment		0	$5,000
	Total	$1,084,318	$5,000
See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2000 Unaudited)

				Deficit Accumulated
	Issued and Outstanding	Paid-in	During the
	Shares	Amount	Capital	Development Stage

From Inception, February 24, 1974 thru December 31, 1996
	3,876,119	$4,977,473	$1,671,919	($6,668,113)

No shares were sold from Jan thru Dec 1997
Dec 1997: Shares issued to partners of terminated
Gold Drilling Program No. 1	2,661	5,322
Paid-in capital representing options to acquire
	a cumulative maximum of 1,375,001 common shares		30,974
December 31, 1997
   pre-operating net loss	        0	        0	        0	   66,855)
As of December 31, 1997	3,878,780	4,982,795	1,702,893	(6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares		23,495
December 31, 1998 `
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru December 1999
Series A Preferred shares converted
    to common shares	155,390	278,313	(278,313)
Series A Preferred options expired			(9,310)
1984 Stock Option Plan Deferred Compensation
    expiration of options			(79,433)
Paid-in capital representing
options to acquire a cumulative
maximum of 1,442,544 common shares			0
December 31, 1999
   pre-operating net loss	                  0	         0	         0	    56,758
As of December 31, 1999	4,034,170	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,274	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing
options to acquire a cumulative
maximum of 1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	                  0	         0	         0	    (18,362)
As of December 31, 2000	4,177,444	$5,479,502	$1,132,066	($6,766,903)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

1.	HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mother Lode Gold Mines Consolidated (the "Company"), was incorporated February 8, 1974 under the laws of the State of California, to engage primarily in the business of mining. Through December 31, 2000 the Company was still in the development stage. Its past activities have consisted of acquiring rights in California to mining properties in three areas of interest - Calaveras County, Amador County and El Dorado County. The Company would then conduct preliminary exploration operations on the various properties.

A.	The accompanying consolidated financial statements include the accounts of the Company, its subsidiary Northern Mines Inc. Intercompany transactions and balances have been eliminated in consolidation.

B.	The accompanying statements for the year 2000, 1999 and 1998 have not been audited and were prepared by the Company.

C.	The accounting records of the Company are maintained on the accrual basis.

D.	Office furniture owned by the Company was fully depreciated as of December
31, 1997.

E.	No federal income taxes have been paid or are payable by the Company.
Operating loss carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured. Net operating losses as of December 31, 2000 are approximately $5.77 million.

F.	For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

G.	Primary earnings (loss) per share amounts are computed based on the weighted average number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock equivalents.  The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price.  The weighted number of primary shares used in the computations was
4,177,444 and 4,034,170 at December 31, 2000 and 1999, respectively.

2.	DESCRIPTION OF SUBSIDIARIES

A.	Amador United Gold Mines.  The Company incorporated Amador United Gold Mines
("Amador") in California on March 1, 1984. The Company owns 48.37% of the outstanding shares of the common stock of Amador as of December 31, 2000.
There was no activity by Amador in 2000, and as of the date of this Form
1OKSB, Amador is inactive.

Amador owns 75,000 common shares of U.S. Energy, a Wyoming corporation.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

B.	Northern Mines Inc.  The Company incorporated Northern Mines Inc.
("Northern") in California on August 31, 1987.The Company owns 81.86% of the outstanding shares of the common stock of Northern as of December 31, 2000. There was no activity by Northern in 2000 and as of the date of this Form 1OKSB, Northern is inactive.

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

a) Big Canyon Mining and Cattle Corporation Property: A new lease with option to purchase was made effective July 1, 1996, for an initial period of 10 years. A lease fee of $600 was paid for the initial three month period; monthly lease fee is $500 per month for the 9 month balance of Year One and for Year Two;
in Year Three through year Ten, the monthly lease fee increases to $1,500, as adjusted by the Consumer Price Index. The Company renegotiated the terms of the lease for the term commencing January 1999 for an annual payment of $2,000. In the event of production, a production Royalty of 4% of the Net
Value of the minerals is due. A Purchase Option begins at $4,500 per acre and is adjusted annually with the Consumer Price Index.

b) Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

B.	If all properties are retained, minimum lease payments are as follows:

	Year	Amount
	2000	$2,400
	2001	$2,400
	2002	$2,400

4. STOCK OPTION PLANS

The Company has two active stock option plans: 1995 Stock Option Plan for employees and consultants;
1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three months at the time of the annual meeting of shareholders or on December 31 of the year.

During 1999, no options were issued or expired under the 1995 Stock Option Plan, nor under the 1995 Director's Plan. During 1999, 41,250 deferred compensation options under the 1984 Option Plan expired and 119,000 non-incentive options under the 1989 Option Plan expired.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

4. Stock Option Plans (Continued)

As of the date of this Form 10KSB, these plans are summarized as follows:

A.	Incentive plans for employees, directors and consultants:

		Expiration	Exercise	Common Shares
	Plan	Date  	Price	Under Option

	1995 Plan	Jun 2005	$2.00	100,000
	1995 Directors' Plan	Jun 2005	$2.00	  40,000
		Total	140,000

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

As of December 31, 2000: (a) a total of 274,726 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock, and (b) 26,097options were exercised for a total of 143,274 common shares of MLGM.
 Minimum shares on conversion: 	585,606
							Shares		Amount of
				Exercise		Under		Expense or
				Price/Share 		Option 		Debt Relief

Maximum, 5 year class	$.0001	202,938
Maximum, 10 year class	$.0001	1,174,352
		1,377,290	$1,084,318


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




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2000
4. Stock Option Plans (Continued)

Through December 31, 1998 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.
							Shares		Amount of
				Exercise		Under		Expense or
				Price/Share 		Option 		Debt Relief

Minimum: 24,830
Maximum, 5 year class 		$0.0001		24,830 		$47,748

Combined, Series A and Series B	1,402,120	$1,132,066

(3). Northern Mines Inc.: 7,790 options on unissued shares granted 1988 for commissions owed on sale of stock expired in 1998.

B.	A summary of the changes in outstanding Common Shares of Mother Lode Gold
Mines Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common Stock

Balance January 1, 2000
	Series B Preferred	24,830
	Series A Preferred, 5 Year Expiration Class	329,377
	Series A Preferred, 10 Year Expiration Class	   1,115,175
	Total	1,468,904
Net Changes, 2000
	Series A Preferred, 5 Year Expiration Class	(126,439)
	Series A Preferred, 10 Year Expiration Class	      9,177
Balance, December 31, 2000	1,402,120

2. Non-incentive Stock Options

Balance January 1, 2000	140,000
	Options Expired:	0
	Options Issued	           0
Balance, December 31, 2000	140,000

5.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low-rise office building in a garden office park at 6601 Koll Center Parkway, Suite 132, Pleasanton, CA 94566-3126. The Company's share of the monthly lease payments is $400, plus annual operating and tax escalations.




MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2000, 1999 and 1998

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
	Indebtedness of:	I		Indebtedness to:
	Balance at			Balance at	Balance at			Balance at
Name of Person/entity	Beginning	Additions	Deductions	End	Beginning	Additions
Deductions	End

Unsolicited Subsidiaries
Amador United Gold Mines	$46,512	$2,906	$49,418
Other Affiliates
Frank P. Adams Trust				54,525	2,899		$57,425
Analisa Adams				  67,753	3,699		71,452
Orrell & Company				  61,110	24,653		85,763
Frank M. Orrell				  72,306	3,654		75,960
Byron S. James				  25,722	1,705		27,427
Balances, December 31,2000	$46,512	$2,906	$49,418	$281,417	$36,610		$318,027

Unsolicited Subsidiaries
Amador United Gold Mines	$43,611	$2,901	$46,512
Other Affiliates
Frank P. Adams Trust				$51,633	$2,892		$54,525
Analisa Adams				64,083	6,670		67,753
Orrell & Company				58,253	2,857		61,110
Frank M. Orrell				61,303	11,003		72,306
Byron S. James				24,007	1,716		25,722
Balances, December 31, 1999	$43,611	$2,901	$46,512	$259,279	$22,138		$281,417

Unsolicited Subsidiaries
Amador United Gold Mines	$40,712	$2,899	$43,611
Other Affiliates
Frank P. Adams Trust				$48,741	$2,892		$51,633
Analisa Adams				59,430	4,653		64,083
Orrell & Company				54,640	3,613		58,253
Frank M. Orrell				51,387	9,916		61,303
Byron S. James				22,288	1,719		24,007
Balances, December 31, 1998	$40,712	$2,899	$43,611	$236,487	$22,792		$259,279




MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2000, 1999 and 1998

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification
December 31, 2000
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 1999
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 1998
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,960				$666,153

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	 at Cost	Retirements	Other	End of Year
Classification
December 31, 2000
Equipment	$50,480				$50,480

December 31, 1999
Equipment	$50,480				$50,480

December 31, 1998
Equipment	$50,480				$50,480



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings			22
	22	Subsidiaries of the Company			25


Note: Exhibits 2, 3, 4, 6, 7, 9, 10, 12, 14, 25 and 28 specified under Item 601 of Regulation S-K are not applicable and therefore are not included as Exhibits with this Form 10-KSB.





EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2000

Of


MOTHER LODE GOLD MINES CONSOLIDATED
And
CONSOLIDATED SUBSIDIARIES


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
			CUMULATIVE			323 MONTHS	12 MONTHS	12 MONTHS
	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 12/31/00	TO 12/31/00	TO 12/31/99
	TO 12/30/98
For the period 02/08/74 thru 12/31/96 (A,B,C,D)
		275	810,494,430
01/01/97 (C)	22,853	4,513,352		3	13,540,056
03/31/97 (C)	22,450		4,535,802		3	13,607,406
06/30/97 (C)	20,192		4,555,994		3	13,667,982
09/30/97 (C)	4,035		4,560,029		3	13,680,087
12/31/97 (C)	4,035		4,564,064		3	13,692,192			13,692,192
03/31/98 (C)	4,035		4,568,099		3	13,704,297			13,704,297
06/30/98 (C)	4,035		4,572,134		3	13,706,402			13,706,402
09/30/98 (C)	16,366		4,588,500		3	13,765,500			13,765,500
12/31/98 	(C)	16,366		4,604,866		3	13,814,598		13,814,598
03/30/98	(D)	0		4,604,866	  	3	13,814,598		13,814,598
06/30/99 (D)	95,037		4,699,903		3	14,099,709		14,099,709
09/30/99 (D)	28,713		4,728,616		3	14,185,848		14,185,848
12/31/99 (D)	31,640		4,760,256		3	14,208,768	14,208,768
03/31/00 (D)	32,342		4,792,598	 	3	14,377,794	14,377,794
06/30/00 (D)	32,342	4,824,940	3	14,474,820	14,474,820
09/30/00 (D)	36,141	4,861,081	3	14,583,243	14,583,243
12/31/00	(D)	42,449	4,903,530	0
						323	1,033,499,730	57,716,625	55,914,753	554,878,391

MONTHS				323	12	12	12

WEIGHTED AVERAGE SHARES				3,199,690	4,809,719	4,659,563	4,573,199

NET INCOME/(LOSS)							($6,766,903)	($18,362)	$56,578	($74,882)

EARNINGS/(LOSS) PER SHARE FULLY DILUTED			($2.115)	($0.004)	$0.012	($0.016)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.
(D) Shares issued for the exercise of Series A Preferred deferred compensation options(E) Previous reports of earnings-per-share have reflected the exercise of 100,614 options that could have occurred in 1975. These options were not exercised and hence are deleted from the June 30, 2000, and all future, earnings-per-share reports.




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)
			CUMULATIVE			323 MONTHS	12 MONTHS	12 MONTHS
	12 MONTHS	9 MONTHS	12 MONTHS
	DATE	SHARES	SHARES	MONTHS	TO 12/31/00	TO 12/31/00	TO 12/31/99
	TO 12/31/98	TO 9/30/99	TO 12/31/99
For the period 02/08/74 thru 12/31/96 (A,B,C)
	275	779,649,314
01/01/97	 	0	3,876,522	3	11,629,566
03/31/97		2,258	3,878,780	3		11,636,340
06/30/97		0	3,878,780	3		11,636,340
09/30/97		0	3,878,780	3		11,636,340
12/31/97		0	3,878,780	3	11,636,340				11,636,430
03/31/98		0	3,878,780	3	11,636,340			11,636,340
06/30/98		0	3,878,780	3	11,636,340			11,636,340
9/30/98		0	3,878,780	3	11,636,340			11,636,340
12/31/98		0	3,878,780	3	11,636,340		11,636,340
03/31/99		0	3,878,780	3	11,636,340		11,636,340
06/30/99	(C)	95,037	3,973,811	3	11,921,541			11,921,541
09/30/99 	(C)	28,713	4,002,530	3	12,007,590			12,007,590
12/31/99 	(C)	31,640	4,034,170	3	12,102,510	12,102,510
03/31/00	(C)	32,342		4,066,512	3	12,199,536	12,199,536
06/30/00	(C)	32,342		4,098,854	3	12,296,562		12,296,562
09/30/90	(C)	36,141		4,134,955	3	12,404,985		12,404,985
12/31/00	   (C)	42,449	4,177,444	0
				323	968,938,574		49,003,593	47,201,721	46,545,360

MONTHS					323	12	12	12

WEIGHTED AVERAGE SHARES				2,999,810	4,083,633	3,933,477	3,878,780

NET INCOME/(LOSS)							($6,766,903)	($18,362)	$56,578	($74,882)

EARNINGS/(LOSS) PER SHARE PRIMARY				($2.256)	($0.004)	$0.014	($0.019)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines,
Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Shares issued for the exercise of Series A Preferred deferred compensation options(D) Previous reports of earnings-per-share have reflected the exercise of 100,614 options that could have occurred in 1975. These options were not exercised and hence are deleted from the June 30, 2000, and all future, earnings-per-share reports.









EXHIBIT 22

(Subsidiaries of the Company)

To

Form 10-KSB

For the Year Ending
December 31, 2000

Of

MOTHER LODE GOLD MINES CONSOLIDATED



Subsidiaries of Mother Lode Gold Mines Consolidated (the "Company") and the percentage ownership by the Company are as follows:

	Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 31.4% of the outstanding common shares (the only outstanding security) of PFEM.

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