Form 10QSB
period 2001-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-09-27
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For The Quarter Ended: March 31, 2001
_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       1440 CONCANNON BOULEVARD
      	LIVERMORE, CA						94550
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:		(925) 455-0802

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					5,340,892
			without par value				as of March 31, 2001



										  Total Pages:   13
									Exhibit Index on Page: 11





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2001. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000		3

Consolidated Statement of Operations for the 3-month and 326 month period
ending March 31, 2001.										4

Consolidated Statement of Cash Flows for the 3-month and 326 month period
ending March 31, 2001										5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to March 31, 2001.										6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2001 Unaudited)
ASSETS

	March 31	December 31
	2001	2000
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$344	$10
	Total current assets	 344	10

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	101,182	49,418
	Deposits	0	1,969
	Total other assets	718,514	669,719
		$718,857	$669,729

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$19,204	$16,596
	California income tax	11,256	12,607
Total current liabilities	30,460	29,203

Non-current liabilities
	Notes payable	4,752	381,381
	Deferred fees payable	59,409	175,627
	Deferred officer's salary	182	182
Total non-current liabilities	64,343	557,191

Minority interest in equity of subsidiaries	238,686	238,670

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31
	2001: 5,340,892
	2000: 4,066,512		6,078,898	5,479,502
Paid-in capital representing rights to
acquire a maximum of 1,325,549 shares
(See Note 3)	1,078,323	1,132,066
Deficit accumulated during development stage	(6,771,854)	(6,766,903)
Net stockholder's equity	385,368	(155,335)
		$718,857	$669,729

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2001 Unaudited)
	Three Months Ended
	Mar. 31	Mar. 31
	2001	2000
Pre-operating revenues:
	Payments received under
	joint venture agreements:
		Meridian Minerals	$0	$0
		Other	0	0
	Investment income	0	0
	Other Income	1,698	717
		Sub-total	1,698	717

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0
	Loss on abandonment	0	0
	Evaluation of mining properties	1,385	0
	Legal and accounting	0	0
	Interest expense	2,092	7,056
	Administrative compensation	0	0
	Other administrative expense	3,406	980
	Depreciation/Amortization	 0	0
	California Franchise tax	0	0
	Expense of uncompleted
	    securities offering	0	0
	Other expenses	0	0
		Sub-total	  6,882	8,036

Net operating income	(5,185)	(7,320)

Net gain resulting from subsidiaries
issuance of stock for an amount
different from MLGM's carrying value	0	0

Minority interest in loss of
subsidiaries	8	36

Net gain/(loss)	($5,177)	($7,284)

Primary gain/(loss) per share	($0.001)	($0.002)

Fully diluted gain/(loss) per share	($0.001)	($0.002)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2001 Unaudited)

	Three Months Ended
	Mar. 31	Mar. 31
	2001	2000
Cash flows from operating activities:	($5,177)	($7,284)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0		0
	Salaries and fees	234	  0
	(Increase) Decrease in deposits	1,969	0
	(Increase) Decrease in pre-paid expenses	0	  0
	(Increase) Decrease in loans receivables	(50,763)	(71,709)
	Increase (Decrease) in accounts payables	2,608	2,758
	Increase (Decrease) in long term loans	(116,218)	0
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	    (1,351)	0
	(Incr)Decr in property loss from abandonment	0	0
Gross cash used in operating activities	(163,522)	2,042
Cash flow from investing activities:
	Minority investment	8 	(36)
	Purchase of equipment	0	0
	Proceeds from sale of equipment	0	0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	8	(36)
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(53,743)	(496,708)
	Proceeds from sale of company stock	599,396	0
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	       0	0
Conversion of debts and obligations	449,425	0
Net borrowing from notes payable	(376,629)	3,271
Net cash provided by financing activities	169,024	3,271
	Net increase (decrease) in cash	$334	($2,008)
	Cash, beginning of period	10	2,062
	Cash, end of period	$3,44	$54

A. Supplemental disclosures of cash flow information for the 326 month since inception to March 31, 2001
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the
326 months from inception to March 31, 2000:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$1,030,750
	Equipment	    _    0	$5,000
	Total	$1,030,750	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2001 Unaudited)

		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974

From Inception, February 24, 1974 thru December 31, 1997
	3,878,780	$4,982,795	$1,702,893	($6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares	23,495
December 31, 1998
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired			(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options			(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,034,170	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	                  0	         0	         0	    (18,362)
As of December 31, 2000	4,177,445	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Mar 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed by MLGM	98,130	49,065
Series A Preferred shares converted
    to common shares	 72,140	53,743	(53,743)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,432,600 common shares	0
March 31, 2001
   pre-operating net gain	        0	         0	         0	    (5,177)
As of March 31, 2001	5,340,892	$6,078,898	$1,078,323	($6,772,080)


See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2000.

Effective January 1, 2001, the company has ceased to be a development company since the sole activity is identification and exploration of properties that the Company believes have the potential for economic recovery of minerals, especially gold. In order to develop the property into an economic mining operation, the Company will form a joint venture for that specific property.

2.	POTENTIAL MINING PROPERTIES
A.	The Company currently has property rights only in El Dorado County on approximately 600 acres in the "Big Canyon" mining area in El Dorado
County, California.

	1.Big Canyon Mining and Cattle Corporation Property. The lease, with an option to purchase for surface and mineral rights on 584.07 acres, made effective July 1, 1996 was amended on January 1, 2001.

Minimum monthly payments are based on the price of gold, as follows:
	Gold price less than $375 per ounce	$100 per month
	Gold price between $375 and $425 per ounce	$200 per month
	Gold price between $425 and $475 per ounce	$300 per month
	Gold price between $475 and $525 per ounce	$400 per month
	Gold price between $525 and $600 per ounce	$500 per month
	Gold price more than $600 per ounce	$1,000 per month

Once Development and/or Exploration commences, the minimum monthly payment increases to $1,500 per month through year ten of the Agreement, with annual increases based on the CPI (W) for the San Francisco-Oakland Metropolitan Area; commencing with year 11 until expiration of the Agreement, the minimum rent is $2,000 per month with annual increases based on the CPI (W) for the San Francisco-Oakland Metropolitan Area.

Once Mining has commenced, the minimum monthly payment is $3,000 per month plus a Production Royalty based on gold grade and Net Value:

	Average Gold Grade	Percentage of Net
	Mined in ore block	Value to Lessor
	0.00 - 0.0599	1.50%
	0.06 - 0.0999	2.00%
	0.10 - 0.1999	2.50%
	0.20 - 0.4999	3.25%
	0.50 - 0.9999	4.25%
	1.000 and above	5.00%
MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

	2. Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

B.  Minimum Annual Land Lease Payments
Assuming these properties are retained, and the payment schedule agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:
		Year					 Amount
	2001(9 months)	$600
	2002	$1,200
	2003	$1,200

3.	STOCK OPTION PLANS
	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan). The stock option plan of Northern Mines Inc., a Company subsidiary, expired March 1, 2000.

The Company options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized as follows:

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

	Through March 31, 2001, a total of 261,586 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 557,597
Maximum, 5 years class:		.0001		 171,239
Maximum, 10 years class:	.0001		1,154,220
							1,325,549			$1,030,750
MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

b. Options on Series B preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of
5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years.
	Through March 31, 2001 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class		.0001			24,830		$   47,748
Combined Series A and Series B
Total amount of expense relief (Series A and Series B)		$1,078,498

c. A summary of the changes in options outstanding, as of March 31, 2001 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2001
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	     202,938
   Series A Preferred, 10-year expiration class	   1,174,352
	Total	1,402,120
   Net Changes, 2001
   Series A Preferred, 5-year expiration class	     (31,609)
   Series A Preferred, 10-year expiration class	      (20,132)
   Balance, March 31, 2001	  1,350,379

4.	OFFICE LEASE

The Company shares 1,400 square feet of office space in a Class A low rise building in a garden office park in Livermore, California. The Company's share of the monthly lease payment is $510, plus annual operating and tax escalations.


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a First Quarter 2001 loss of $7,284. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of March 31, 2001, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,190; Northern Mines Inc. - $174,673; Pacific FarEast Minerals, Inc. - $4,724.

	During the First Quarter, the Company exchanged common stock shares arbitrarily valued at $0.50 per share for outstanding loans and professional fees. In addition, a holder of a note from Amador United Gold Mines, a 48.37% owned subsidiary of MLGM, which had been guaranteed by MLGM called the loan and agreed to accept shares of MLGM common stock at $0.50 per share. These exchanges are summarized:
		$ Amount	Shares
	Long term Loans	$380,585	761,171
	Professional Fees	116,003	232,006
	Loan Guarantee	49,065	98,130

The total number of common shares of the Company as of March 31, 2001 is 5,340,892.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through March 31, 2001 and are in effect as of the date of this report. These deferred salaries are payable in stock options or cash, as the Board of Directors may from time to time decide.

	For the quarter ending March 31, 2001 no options were issued. To date, 350,000 shares have been authorized and options for 261,586 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of March 31, 2001, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the First Quarter 2001. The Company owns 48.37 % of the common stock (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). There was no activity by this corporation during the First Quarter 20010. The Company owns 81.9% of the common stock (the only outstanding security) of NMI. Effective June 30, 201, NMI will "Wind-up and Dissolve"

		Pacific FarEast Minerals, Inc. ("PFEM") During the First Quarter 2001, PFEM continued its responsibilities under the two joint ventures in the People's Republic of China The Company owns 31.7% of the common stock of PFEM.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

Item 2. Changes in Security:						Not Applicable.

Item 3. Default Upon Senior Securities:				Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: Not applicable.

Item 5. Other Information:						Not applicable.

Item 6. Exhibits and Reports on Form 8-K.				Not Applicable.

Exhibit 11, Statement re Computation of Per Share Earnings which Exhibit begins at Sequential Page 12.

No reports on Form 8-K were filed during the period of this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: June 20, 2001	Date: June 20, 2001


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	326 MO TO	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	3/31/01	 3/31/01 	3/31/00 	12/31/00
For the period 02/08/74 thru 12/31/97 (A,B,C,D,E)
	287	869,032,139
01/01/98 (E)		32,326	4,595,852	3	13,787,556
03/31/98 (E)		11,713	4,607,565	3	13,822,695
06/30/98 (E)		11,713	4,619,278	3	13,857,834
09/30/98 (E)		16,366	4,635,644	3	13,906,932
12/31/98 (E)		16,366	4,652,010	3	13,956,030
03/31/99 (E)		0	4,652,010	3	13,956,030
06/30/99 (E)		95,037	4,747,047	3	14,241,411
09/30/99 (E)	28,713	4,775,760	3	14,327,280
12/31/99 (E)		31,640	4,807,400	3	14,422,200		14,422,200	14,422,200
03/31/00 (E)		32,342	4,839,742	3	14,519,226			14,519,226
06/30/00 (E)		32,342	4,872,084	3	14,616,252					14,616,252
09/30/00 (E)		36,141	4,908,225	3	14,724,675					14,724,675
12/31/00 (E)		42,450	4,950,675	3	14,852,025	14,852,025
03/31/01 (E)	1,163,447		6,114,122	 0	         0	         .	         .	         .
					326	1,054,022,015	14,852,025	14,422,200	58,282,353

MONTHS				326	3		3	12

WEIGHTED AVERAGE SHARES	3,233,196	4,950,675	4,807,400	4,856,863

NET INCOME/(LOSS)	($6,771,854)	($5,177)		($7,284)	($18,362)

EARNINGS/(LOSS) PER SHARE
FULLY DILUTED	($2.094)	($0.001)	($0.002)	($0.004)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for each period.
If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes February 1992 cancellation of shares held by Northern Mines,
Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(D Assumes the exercise and conversion of Series A preferred shares previously issued were converted on this date.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY
For the period 02/08/74 thru 12/31/97 (A,B,C,D,E)
	287	869,032,139
01/01/98 	0	3,878,780	3	11,636,340
	CUMULATIVE	326 MO TO	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	3/31/01	 3/31/01 	3/31/00 	12/31/00
For the period 02/08/74 thru 12/31/97 (A,B,C,D,E)
	287	869,032,139
01/01/98 		0	3,878,780	3	11,636,340
03/31/98			0	3,878,780	3		11,636,340
06/30/98		0	3,878,780	3		11,636,340
09/30/98			0		3,878,780	3		11,636,340
12/31/98			0		3,878,780	3		11,636,340
03/31/99			0		3,878,780	3		11,636,340
06/30/99			95,037		3,973,817	3		11,921,451
09/30/99			28,713		4,002,530	3		12,007,590
12/31/99			31,640		4,034,170	3		12,102,510	12,102,510	12,102,510
3/31/00			32,342		4,066,512	3		12,199,536					12,199,536
06/30/00			32,342		4,098,854	3		12,296,562				12,223,293
09/30/00			36,141		4,134,995	3		12,404,985				12,309,432
12/31/00			42,450		4,177,445	3		12,532,335	12,532,335
3/31/01		1,163,447	5,340,892	0		0
				326	981,477,683	12,532,335	12,102,510	48,409,089

MONTHS							326	3	3		12

WEIGHTED AVERAGE SHARES	3,010,668	4,177,445	4,034,170		4,083,633

NET INCOME/(LOSS)				($6,771,854)	($5,177)	($7,284)	($18,362)

EARNINGS/(LOSS) PER SHARE PRIMARY	($2.249)	($0.001)	($0.002)	($0.004)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes net shares deemed to be issued upon exercise of stock options described in notes to financial statements. The amount is based on the exercise price of the option compared to the ending trading price for . each period. If the ending trading price was less than the exercise price in a period, no assumption has been made that the options have been exercised.
(C) Includes February 1992 cancellation of shares held by Northern Mines,
Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
		Sequential Page Number 13