Form 10QSB
period 2001-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2001-10-19
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For The Quarter Ended: September 30, 2001

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       1440 CONCANNON BOULEVARD
      	LIVERMORE, CA						94550
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:		(925) 455-0802

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

	Common Stock,	5,905,012
	without par value	as of September 30, 2001

	 Total Pages: 13
	Exhibit Index on Page: 11





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2001. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001


TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

Consolidated Statement of Operations for the 9-month period ending
September 30, 2001.										4

Consolidated Statement of Cash Flows for the 9-month period ending
September 30, 2001										5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to September 30, 2001.									6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2001 Unaudited)
ASSETS

	September 30	December 31
	2001	2000
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$826	$10
	Total current assets	 826	10

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	89,461	49,418
	Deposits	0	1,969
	Total other assets	707,793	669,719
		$708,619	$669,729

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$23,914	$16,596
	California income tax	11,231	12,607
Total current liabilities	35,144	29,203

Non-current liabilities
	Notes payable	6,928	381,381
	Deferred fees payable	58,303	175,627
	Deferred officer's salary	182	182
Total non-current liabilities	65,413	557,191

Minority interest in equity of subsidiaries	0	238,670

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30
	2001: 5,905,012
	2000: 4,134,995		6,397,125	5,479,502
Paid-in capital representing rights to
acquire a maximum of 1,218,712 shares
(See Note 3)	963,340	1,132,066
Deficit accumulated during development stage	(6,757,403)	(6,766,903)
Net stockholder's equity	608,061	(155,335)
		$708,619	$669,729

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2001 Unaudited)
	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2001	2000	2001	2000
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	$0	$0	$0
	Interest Income	1,421	9,544	4,210	10,995
		Sub-total	1,091	9,544	2,788	10,995

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0
	Evaluation of mining properties	0	0	15,218	(2,000)
	Legal and accounting	220	0	220	0
	Interest expense	2,168	7,207	6,398	21,393
	Administrative compensation	0	0	0	0
	Other administrative expense	0	848	0	2,384
	Depreciation/Amortization	 881	 0	5,366	0
	California Franchise tax	113	50	113	75
	Other expenses	500	(35)	200,550	10
		Sub-total	3,882	8,070	227,864	21,862

Net operating income	(2,461)	1,474	(223,654)	(10,867)

Minority interest in loss of
subsidiaries	0	(45)	233,145	(28)

Net gain/(loss)	($2,461)	$1,428	$9,491	($10,895)

Primary gain/(loss) per share	$0.000	$0.000	$0.002	($0.003)

Fully diluted gain/(loss) per share	($0.000)	$0.000	$0.000	($0.002)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2001 Unaudited)

		Nine Months Ended
	Sep 30	Sep 30
	2001	2000
Cash flows from operating activities:	$9,491	($10,895)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	1,969	0
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(40,043)	(2,174)
	Increase (Decrease) in accounts payables	7,318	(15,118)
	Increase (Decrease) in long term loans	(117,324)	0
	Incr (Decr) in deferred officer salaries	0	(18)
	Incr (Decr) in income taxes payable	(1,376)	25
	Incr (Decr) Minority Interest due to Dissolution	(238,670)	0
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	(388,126)	(17,285)
Cash flow from investing activities:
	Minority investment	8 	28
	Purchase of mining property	0	0
Net cash provided by (used in) investing	8	28
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(163,726)	0
	Proceeds from sale of company stock	917,623	0
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	(8,821)
		1984 Option Plan	0	0
Net borrowing from notes payable	(374,454)	34,958
Net cash provided by financing activities	379,443	26,137)
	Net increase (decrease) in cash	$815	($2,016)
	Cash, beginning of period	10	2,062
	Cash, end of period	$825	$46

A. Supplemental disclosures of cash flow information for the 332 month since inception to September 30, 2001
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the
326 months from inception to September 30, 2001:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$974,510
	Equipment	    _    0	$5,000
	Total	$974,510	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2001 Unaudited)

		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974

From Inception, February 24, 1974 thru December 31, 1997
	3,878,780	$4,982,795	$1,702,893	($6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares	23,495
December 31, 1998
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired			(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options			(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,034,170	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,177,445	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Sep 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	 219,774	163,728	(163,726)
Northern Mines Inc. Dissolution
	and issuance of MLGM stock at
	$0.50 per share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,218,712 common shares	0
September 30, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    9,491
As of September 30, 2001	5,905,012	$6,397,125	$968,340	($6,757,412)

See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2000.

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

	c. Minimum Annual Land Lease Payments
The minimum monthly payments are subject to adjustments if the highest price of gold for the prior six months rises above $375 per ounce. Assuming these properties are retained, the gold price does not rise above $375 per ounce, and no development and/or exploration is commenced on the Big Canyon property, the minimum payments are as follows:
		Year					 Amount
	2001(3 months)	$300
	2002	$1,200
	2003	$1,200

3.	STOCK OPTION PLANS
	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan). Northern Mines did "Wind up and Dissolve" effective June 30, 2001; all option plans had expired March 1, 2000.

The Company options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized on the following page, as follows:


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

3.	STOCK OPTION PLANS, Continued

A. Option plans for employees, directors and consultants:
		Plan		Expiration	Exercise	Common Shares	Reserved for
				Date      	Price   	Under Option 	Future Grant
 	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:
		1995 Plan	Sep 2005	$2.00		100,000	           0
		Director's	Sep 2005	$2.00		 40,000		60,000
		Total						140,000	  	60,000

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

Through September 30, 2001, a total of 261,586 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 483,909
Maximum, 5 years class:	.0001	 108,111
Maximum, 10 years class:	.0001	1,110,601
		1,218,712	$920,591

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

Through September 30, 2001 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class	.0001	24,830	$   47,748
Total amount of expense relief (Series A and Series B)	$968,339



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

3.	STOCK OPTION PLANS, Continued

c. A changes in options outstanding, as of September 30, 2001 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2001
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	     202,938
   Series A Preferred, 10-year expiration class	   1,174,352
	Total	1,402,120
   Net Changes, 2001
   Series A Preferred, 5-year expiration class	     (94,827)
   Series A Preferred, 10-year expiration class	      (63,751)
   Balance, September 30, 2001	  1,243,542

4.	MINORITY INTEREST IN SUBSIDARIES

	Northern Mines Inc was "wound-up and dissolved effective June 30, 2001, necessitating the write-off.

5.	OFFICE LEASE

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


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a Third Quarter 2001 gain of $9,491. The Company has no current cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of September 30, 2001, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,253; Pacific FarEast Minerals, Inc. - $4,738.

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

	During the third quarter, Mother Lode issued an additional 1,000 shares of common stock of Mother Lode Gold Mines Consolidated, valued at $0.50 per share, to one shareholder of Northern Mines Inc. The dollar value of this issuance was $500. This was necessitated due to a discrepancy between the record of shares issued and the face amount of shares on a certificate.

The per share price of $0.50 was determined by the board of directors of Mother Lode Gold Mines and accepted by the Board of Directors of Northern Mines. The membership of these two boards is identical. The price was determined in relation to (1) any potential conflicts of interest of the board members, (2) the existing market conditions for junior gold mining stocks, and
(3) ensuring, to the extent reasonably possible, that the price is fair, equitable and just for the shareholders of both companies.

The total number of common shares of the Company as of September 30, 2001 is 5,905,012.

Cash payments for officer's compensation were suspended effective October
1, 1988, and remain in effect through September 30, 2001 and are in effect as of the date of this report. To date, 350,000 shares have been authorized and options for 234,695 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of September 30, 2001, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Third Quarter 2001. The Company owns 48.37 % of the common stock (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). The Board of Directors of Northern Mines Inc. voted to "Wind-up and Dissolve" this corporation effective June 30, 2001. There has been no activity for over three years. Mother Lode Gold Mines, which held 86.71% of the issued and outstanding common stock voted in favor of the action. In recognition of property transfers that had been made to MLGM, MLGM issued one share of the MLGM common stock, valued at $0.50 per share, for each share of Northern Mines Inc. common stock held by the 56 Northern Mines Inc. shareholders. A total of 416,486 shares of MLGM common stock were issued, valued at $208,243.

	Pacific FarEast Minerals, Inc. ("PFEM") During the Third Quarter 2001, PFEM continued its responsibilities under the two joint ventures in the People's Republic of China The Company owns 31.7% of the common stock of PFEM.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

_________________________	______________________
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 15, 2001	Date: October 15, 2001


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE		3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		 9/30/01 	9/30/00 	9/30/01 	9/30/00	12/31/00
For the period 02/08/74 thru 12/31/97 (A,B,C)
01/01/98 (C)		32,326	4,595,852	3
03/31/98 (C)		11,713	4,607,565	3
06/30/98 (C)		11,713	4,619,278	3
09/30/98 (C)		16,366	4,635,644	3
12/31/98 (C)		16,366	4,652,010	3
03/31/99 (C)		0	4,652,010	3
06/30/99 (D)		95,037	4,747,047	3
09/30/99 (D)	28,713	4,775,760	3
12/31/99 (D)		31,640	4,807,400	3					14,422,200	14,422,200
03/31/00 (D)		32,342	4,839,742	3					14,519,226	14,519,226
06/30/00 (D)		32,342	4,872,084	3				14,616,252		14,616,252	14,616,252
09/30/00 (D)		36,141	4,908,225	3								14,724,675
12/31/00 (D)		42,450	4,950,675	3						14,852,025
03/31/01 (D)	1,163,447		6,114,122	3						18,342,366
06/30/01 (D)	487,626	6,601,748	3		19,805,244		19,805,244
09/30/01	 (D)	76,494	6,678,242	0		0	0	0	0	0
					332
							19,805,244	14,616,252	52,999,635	43,557,678	58,282,3530

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES		6,601,748	4,872,084	5,888,848	4,839,742	4,856,863

NET INCOME/(LOSS)		($2,461)	$1,428	$9,491	($10,895)	($18,362)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED			($0.000)	$0.000
	$0.002	($0.002)	($0.004)


NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Assumes the exercise and conversion of Series A preferred shares previously issued which could be converted on this date for the minimum number of shares.
(D) Includes the exercise and conversion on this date of Series A preferred shares previously issued.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		 9/30/01 	9/30/00 	9/30/01 	9/30/00	12/31/00
For the period 02/08/74 thru 12/31/97 (A,B)
01/01/98 	0	3,878,780	3
03/31/98			0	3,878,780	3
06/30/98		0	3,878,780	3
09/30/98			0	3,878,780	3
12/31/98			0	3,878,780	3
03/31/99			0	3,878,780	3
06/30/99 (C)		95,037	3,973,817	3
09/30/99	 (C)		28,713	4,002,530	3
12/31/99	 (C)		31,640	4,034,170	3				12,102,510	12,102,510
3/31/00  (C)		32,342	4,066,512	3						12,199,536	12,199,536
06/30/00	 (C)		32,342	4,098,854	3			12,296,562			12,296,562	12,296,562
09/30/00	 (C)		36,141	4,134,995	3							12,404,985
12/31/00	 (C)		42,450	4,177,445	3					12,532,335
3/31/01  (C)	1,163,447	5,340,892	3				16,022,676
06/30/01	 (C)	487,626	5,828,518	3	17,485,554				17,485,554
09/30/01		76,494	5,905,012	0	0	0	0	0	0
				332	17,485,554	12,296,562	46,040,565	36,598,608	49,003,593

MONTHS							3	3	9	9	12

WEIGHTED AVERAGE SHARES				5,828,518	4,098,854	5,115,618	4,066,512	4,083,633

NET INCOME/(LOSS)		($2,461)	$1,428	$9,491	($10,895)	($18,362)

EARNINGS/(LOSS) PER SHARE FULLY DILUTED	($0.000)	$0.000	$0.002	($0.003)	($0.004)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Includes the exercise and conversion on this date of Series A preferred shares previously issued.
		Sequential Page Number 13