Form 10KSB
period 2001-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2002-04-08
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)for The Fiscal Year Ended: December 31, 2001

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________  to _______________.

Commission File Number: 0-16468

	MOTHER LODE GOLD MINES CONSOLIDATED
	(Exact name of Company as specified in its charter)

           CALIFORNIA								94-2236016
(State or other jurisdiction of
incorporation or organization)				(I.R.S. Employer Identification Number)

        1440 Concannon Boulevard
             Livermore, CA								94550
(Address of principal executive offices)					(Zip Code)

Company's telephone number, including area code:				(925) 455-8020

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

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
            Yes  X                       No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class							Outstanding
	Common Stock without par value,				6,021,756
								as of December 31, 2001

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

A.	Summary. The Company's activity for 2001 was to maintain
its property position in the
Mother Lode gold district of California. Personnel normally associated with the Company devoted a portion of their time to Pacific FarEast Minerals, Inc.

B. Subsidiary Companies. The Company holds various interests, as described herein, in two corporations. Each corporation was formed based on proposed operations in a geographic area.
Please refer to Item 7 for subsidiary activities during 2001. Pacific FarEast Minerals is a
Nevada corporation and Amador United Gold Mines is a California corporation. Northern Mines
Inc did "Wind-up and Dissolve" effective June 30, 2001.
The Company's percentage of holding in
each subsidiary corporation was in return for stock, monetary consideration and contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any
operating revenues from the various subsidiaries.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns
31.7% of the common stock (the only
outstanding security) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns
48.37% of the common stock (the only
outstanding security) of Amador.

ITEM 2.	PROPERTIES

A.	El Dorado County

	1.) Big Canyon Mining and Cattle Corporation Property: A lease with option to purchase for surface and mineral rights on 584.07 acres, was made effective July 1, 1996. In January
1999, the annual payment was reduced to $2,000. The purchase option begins at $4,500 per acre and increases based on the Consumer Price Index. Amendments were discussed during the latter part of 2000 and amendments were made effective January 1, 2001 as follows (a) minimum monthly payments are based on the average price of gold, commencing at $375/ounce, (b) provide that when production commences, the minimum monthly rent is $3,000 plus a production royalty provision, (c) make a one-time payment of $1,000.00, (d) issue to Big Canyon Mining & Cattle
Company, Inc, 5,000 shares of common stock of Mother Lode
Gold Mines Consolidated and (e)
issue 5,000 common shares of the Sutter Creek Mining Company of the 75,000 common shares held by Amador United Gold Mines ("AUGM"). This issuance by AUGM reduced the AUGM debt held by
MLGM.

	2.) Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining
Law of 1972.

B.	Leased Office Space: The Company shares 775 square
feet at 1440 Concannon Boulevard,
Livermore, California, a one story office building in a business park. The Company's share of the monthly rent is $260, plus tax and operating escalations.

ITEM 3.	LEGAL PROCEEDINGS. The Company is not aware of any
material legal proceedings to
which the Company or any subsidiary is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the calendar year
2001 an annual meeting for 2000 was not held. Hence, no matters were submitted to a vote of security holders.


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

High/Low Bid Price Data

		2001			High		Low
				There is no current market for the stock.

			2000				High		Low
				There was no market for the stock.

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

	During the Second Quarter, Northern Mines Inc. did "Wind-up and Dissolve", effective
June 30, 2001. Mother Lode issued 416,486 shares of common stock of Mother Lode Gold Mines
Consolidated, valued at $0.50 per share, to the 56 shareholders of Northern Mines Inc. The dollar value of this issuance was $208,243.

	The per share price of $0.50 was determined by the board of directors of Mother Lode
Gold Mines and accepted by the Board of Directors of Northern Mines. The membership of these two boards is identical. The price was determined in relation to (
1) any potential conflicts
of interest of the board members, (2) the existing market conditions for junior gold mining stocks, and (3) ensuring, to the extent reasonably possible, that the price is fair, equitable and just for the shareholders of both companies.

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through December 31, 2001, the
Company has granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 1999, 29,235 options either expired or were exercised; in 2000, 27,112 options were exercised, and in 2001, 53,782 options were exercised, leaving a balance of 220,944 Series A options.

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


	Year ended December 31,	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share figures)

A.	Income,
Exploration Agreements 	$0	$0	$0	$0	$0
	B. Total Revenues		$0	$0	$0	$0	$0
	C. Income Gain(Loss) From Continuing Operations
	1. Dollars	$7	$(18)	$57	$(75)	$(67)
	2. Per Share,
	A. Primary	$.001	$(.004)	$.014	$(.019)	$(.017)
	B. Fully Diluted	$.001	$(.004)	$.012	$(.016)	$(.014)
	D. Total Assets      	$709	$670	$664	$664	$663
	E. Long Term Debt	$65	$557	$490	$490	$458
	F. Cash Dividends,
	 Declared/Paid	None	None	None	None	None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the twelve months ending December 31, 2001, the primary activities of the Company were:
(1) to maintain its existing land position within the Mother Lode gold district of California and (2) to assist its subsidiary, Pacific FarEast Minerals, Inc.

Consolidated operating gain for the twelve months ending
December 31, 2001 was $7,325,
compared with a loss of $18,362 the twelve months ending December 31, 2000.

In order to maintain operations of the Company, private loans were made by officers of the
Company.

In December 2000, the Company offered all holders of long-term loans and obligations the opportunity to convert those loans and obligations to common shares of the Company. The bases for the conversion were (1) the balance due on December 31, 2000 and
(2) a rate of $0.50 per
share. If all of these specific obligations of the Company had been converted, 1,032,246 new common shares would be issued. Not all holders of these obligations chose to exercise their right to convert. The final conversion was to convert $496,588 in loans and obligations to
993,177 shares of common stock, an increase of 19% of the primary shares on December 31, 2000.
The conversion was reflected in form 10QSB for the period ending
March 31, 2001

As of December 31, 2001, the Company had outstanding advances f or land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,193 and
Pacific FarEast Minerals, Inc. - $4,738.

During the Year 2001, there were no placement sales of common stock. However, 1,803,063 shares of common stock were issued in 2001 as follows:

	Exercise of Series A options for Deferred Compensation	 295,270
	Conversion of long-term loans and obligations of MLGM	993,177
	Conversion of AUGM obligation, assumed by MLGM	98,130
	Wind-up and Dissolve Northern Mines Inc	  416,486
	Total common shares issued in 2001	1,803,063

As of December 31, 2001, there were 6,021,756 shares issued and outstanding.

Pacific FarEast Minerals, Inc. ("PFEM"). During 2001 PFEM continued with its responsibilities for the two joint ventures in The People's Republic of China and the development of a joint venture with the Wu La Ka Gold Mining Company.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 2001

Northern Mines Inc. ("NMI"). The corporation did "Wind-up and
 Dissolve" effective
June 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
 Refer to Item 14(a) of this
Report in response to this Item 8.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: 	Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2001 with respect to each
officer and director of the Registrant. Except as stated in the footnotes to the table, each person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one
class of directors; the term of all officers and directors expires annually.
Common Stock Beneficially
											Owned as
							Position 		of December 31, 2001
Name			Age 	Positions2 		Held Since		Number		Percent2

Peter S. Adams	48	Director (CD)	1984	290,2483	4.4%

Orville E. Anderson 76	Director,
		President
		Chief Operating
		Officer (A)	1997	111,1444	1.7%

Byron S. James	69	Director,
		Secretary		463,3616	7.0%
		Chief Financial
		Officer (ABD)	19765

Grant W. Metzger	 85	Director	1978	45,2488	0.7%

Frank M. Orrell 	68	Director,		1,238,7559	18.7%
		Chairman,
		Chief Executive
		Officer (AC)	1974

All officers and directors as a group:		1,714,528	35.0%

Board Committees: (A) Executive (B) Audit (C) Compensation/Nomination (D) Budget

Footnotes to Table of Directors and Officers

1. Percentages are based on 6,021,756 total outstanding common shares plus 140,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 470,472 common shares by December 31, 2001

2. For directors, the term of office is until the next annual meeting of shareholders, for which no date has been determined. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the annual meeting of shareholders, unless the Board of Directors removes an officer during his or her term.

3. Includes 10,000 shares subject to immediately exercisable options, and 245,562 owned as a beneficiary under one of the four trusts created by Frank S. Adams, a deceased founder of the
Company, for his four children: Peter S. Adams, Edson Adams,
Analisa Adams, and Nora Adams
Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and
Peter S. Adams, a director.

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 111,144 shares of common stock by December 31, 2001.

5. Mr. James became a director and Executive Committee member in 1988.

6. Includes 10,000 shares subject to immediately exercisable options;
330 shares owned by
First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 239,351 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a minimum of 213,680 shares of common stock by
December 31, 2001.

7. Includes 10,000 shares subject to immediately exercisable options; 26,209 shares owned by the Metzger Family Trust, of which Mr. Metzger and his wife are trustees for the benefit of their children.

8. Includes 10,000 shares subject to immediately exercisable options; 651,290 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to a minimum of 227,902 shares of common stock by December 31, 2001.

Note: Each person named above also holds the same position(s) with the Company's affiliates,
Amador United Gold Mines and Pacific FarEast Minerals, Inc.

Narrative Information Concerning the Directors and Officers of the Company

Peter S. Adams has been an Account Manager with Sun Microsystems since July 1999: September
1994 through November 1999, Director of OEM Sales for Astound, Inc.; March 1992 through May
1994. Mr. Adams is the son of Frank P. Adams (deceased), a founder of Mother Lode Gold Mines
Consolidated.

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

Byron S. James has, since November 2001 been an independent financial consultant, was
Assistant to the Chairman, Merchants Group International, a merchant banker; Senior Vice
President, Finance for Auto Center Enterprises, Inc.; from January 1997 to November 1999; a mortgage broker with Commercial Mortgage and Investment Company and was an independent consultant from 1973 to 1987 in commercial and industrial real estate development.

Grant W. Metzger was President of the Company between 1982 and
1985 and Vice President prior
thereto. From 1951 to 1959, he was Plant Manager for the Calaveras Cement Company; from 1959 to 1973, Vice President of Operations, Calaveras Cement Company and the Flintkote Company. He is currently active part-time as a Mining Consultant.

Frank M. Orrell, from 1982 to 2001 was a registered representative with Orrell and Company,
Inc. (a stock brokerage firm owned by his son, Gregory M. Orrell), which has acted in the past as a broker/agent in sales or purchases of the Company's common stock on an agency basis.
Since 1989, Mr. Orrell has been a member of the Board of Directors of Golden Cycle Gold
Corporation. Since November 1993, Mr. Orrell has been a Director Emeritus of Havilah Mining
Company, which has property interests in the Victor/Cripple Creek mining districts of
Colorado.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in
a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

A. 2001 Compensation

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

Directors' Plan: The purpose of this Plan is to provide Directors of the Company options to purchase the Company's common stock, without par value, and t hereby share in the future growth of the business of the Company. The Board of Directors may grant non-incentive options. The options authorized will not constitute incentive stock options within the meaning of Section
422 of the Internal Revenue Code.

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

As of December 31, 2001: (1) a combined total of 140,000 non-incentive options were outstanding:1995 Plan - 100,000 and Director's 1995 Plan - 40,000:
(2) a total of 220,944
deferred Series A compensation options were outstanding. The exercise price is $0.0001 for deferred Series A compensation options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2001 the only persons known by the Company to be officers and/or the
beneficial owners of more than 5% Mother Lode's common stock were:

	Names and Address of
	Beneficial Owner		Amount and Nature			Percent
	of Common Stock		of Beneficial Ownership		of Class 1

Orville E. Anderson			111,1442			1.7%
	1440 Concannon Boulevard
	Livermore, CA 94550

	Byron S. James			  463,3613			7.0%
	1440 Concannon Boulevard
	Livermore, CA 94550

	Frank M. Orrell			1,238,7554			18.7%
	1440 Concannon Boulevard
	Livermore, CA 94550


1. Percentages are based on 6,021,756 total outstanding common shares plus 140,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 470,472 common shares by December 31, 2001

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to 11,114 shares of common stock by
December 31, 2001.

3. Includes 10,000 shares subject to immediately exercisable options;
330 shares owned by
First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 2 39,351 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee;
and additional
options which could have been converted to a minimum of 213,680 shares of common stock by
December 31, 2001.

4. Includes 10,000 shares subject to immediately exercisable options;
651,290 shares owned by
the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of
their children; and additional options which could have been converted to a minimum of 227,902 shares of common stock by December 31, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION: Not Applicable

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
		(a) Consolidated Balance Sheets as of December 31, 2001 and 2000.
		(b) Consolidated Statements of Loss for the Years Ended
December 31, 2001 and 2000.
		(c) Consolidated Statements of Deficit for the Years Ended December 31, 2001 and 2000.
(d) Consolidated Statements of Changes in Cash Resources for the
Years Ended December 31, 2001 and 2000.

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




SIGNATURES

	Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration to be signed on its behalf by the undersigned
"hereunto duly
authorized in the city of San Francisco, State of California, on March 29, 2002.


MOTHER LODE GOLD MINES CONSOLIDATED

By_O/S Frank M. Orrell
FRANK M. ORRELL
Chairman of the Board and
Chief Executive Officer

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

By:o/s Frank M. Orrell				By: o/s Byron S. James
FRANK M. ORRELL				BYRON S. JAMES
Chairman of the Board and			Chief Financial Officer and
Chief Executive Officer				Director
March 29, 2002				March 29, 2002






MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2001 Unaudited)

ASSETS
	December 31	December 31
	2001	2000
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$82	$ 10
	Prepaid expenses	0	0
	Total current assets	 82	10

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	90,193	49,482
	Deposits	0	1,969
	Total other assets	798,525	669,719
TOTAL ASSETS	$708,608	$669,729

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$26,110	$15,596
	California income tax	11,231	12,607
Total current liabilities	37,341	29,203

Non-current liabilities
	Notes payable	7,068	381,381
	Deferred fees payable	58,303	175,627
	Deferred officer's salary	0	182
Total non-current liabilities	65,371	557,191

Minority interest in equity of subsidiaries	0	238,670

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	2001:	6,021,756
	2000:	4,218,695	6,453,367	5,479,502
Paid-in capital representing rights to acquire
a maximum of 1,163,616 shares (Note 3)	912,098	1,132,066
Deficit accumulated during development stage	(6,759,568)	(6,766,905)
Net stockholder's equity	605,896	(155,335)
		$708,608	$669,729

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2001 Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2001	2000	1999
Pre-operating revenues:
	Payments received under
	joint venture agreements:	0	0	0
	Investment income	0	0	0
	Other Income	5,155	11,727	2,901
	Sub-total	5,155	11,727	2,901

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0
	Loss on abandonment	0	0	    0
	Evaluation of mining properties	15,218	(2,000)	(7,252)
	Legal and accounting	 220	0	20
	Interest expense	8,584	28,606	27,744
	Administrative compensation	0	0	(79,010)
	Other administrative expense	6,290	3,355	5,077
	Depreciation	0	0	0
	California Franchise tax	113	75	175
	Expense of uncompleted securities offering	0	0	0
	Other expenses	200,550	10	4,404
	Sub-total	230,974	30,046	(53,919)

Net operating income	(225,820)	(18,318)	56,820

Net gain resulting from subsidiary's issuance
of stock for an amount different from
MLGM's carrying value	0	0	0

Minority interest in loss of subsidiaries	233,145	(44)	(62)

Net gain/(loss)	$7,325	($18,362)	`$56,758

Primary gain/loss per share	$0.001	($0.004)	$0.014

Fully diluted gain/loss per share	$0.001	($0.004)	$0.012

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2001 Unaudited)
	Dec. 31	Dec. 31	Dec. 31
	2001	2000	1999
Cash flows from operating activities:	$7,325	($18,362)	$56,758
Adjustments to reconcile net loss to
net cash used in operating activities:
	Depreciation and amortization	0	0	421
	Salaries and fees	0	0	423
	(Increase)Decrease in deposits	1,969	0	0
	(Increase)Decrease in pre-paid expenses	0	0	  58
	(Increase)Decrease in loans receivables	(40,775)	(2,906)	(2,901)
	Increase(Decrease) in accounts payables	9,514	(12,313)	11,139
	Increase(Decrease) in long term loans	(117,324)	0	0
	Increase(Decrease) in deferred salaries	(182)	(31)	0
	Increase(Decrease) in income taxes payable	(1,376)	25	(1,037)
	(Increase) Decrease in property loss
	    due to abandonment	(238,670)	0	0
Gross cash used in operating activities	(379,519)	(15,225)	7,312

Cash flow from investing activities:
	Minority investment	 8 	(9)	51
	Purchase of equipment	0	0	0
	Proceeds from sale of equipment	0	0	0
	Purchase of mining property	0	0	0
Net cash provided by (used in) investing	8	(9)	51

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	0
	Proceeds from sale of company stock	917,623	0	    0
	Increase (Decrease) in expiration of
	    Series A Preferred Stock	(163,726)	(8,821)	(9,310)
	Increase (Decrease) in expiration of 1984
	    Option Plan, Deferred Compensation	0	0	(79,433)
	Net borrowing from notes payable	(374,314)	40,366	26,399
	Net cash provided by financing activities	379,583	31,545	(62,344)

	Net increase (decrease) in cash	72	(2,051)	1,773
	Cash, beginning of period	10	2,062	288
	Cash, end of period	$82	$10	$2,062

B. Supplemental schedule of non-cash investing and financing activities for the 335 months
from inception to December 31, 2001. 	The Company has satisfied
various liabilities (Note 3)
by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options		Stock
	Salaries	$1,304,286
	Equipment		0	$5,000
	Total	$1,304,286	$5,000



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2001 Unaudited)
		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1997
	3,878,780	$4,982,795	$1,702,893	($6,734,968)

No shares were sold from Jan thru Dec 1998
Paid-in capital representing options to acquire
	a cumulative maximum of 1,531,294 common shares	23,495
December 31, 1998
   pre-operating net loss	        0	        0	        0	  (70,291)
As of December 31, 1998	3,878,780	4,982,795	1,726,338	(6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired		(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options	41,250		(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,695	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	 295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock at $0.50 per share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,325
As of December 31, 2001	6,021,756	$6,453,367	$912,098	($6,759,578)
See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

B.	The accompanying statements for the year 2001, 2000
and 1999 have
not been audited and
were prepared by the Company.

C.	The accounting records of the Company are maintained on the accrual basis.

D.	Office furniture owned by the Company was fully depreciated as of December 31, 1997.

E.	No federal income taxes have been paid or are payable by the Company.
Operating loss
carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured. Net operating losses as of
December 31, 2001 are approximately $5.77 million.

F.	For purposes of the statement of cash flows, the Company considers all highly liquid
debt instruments purchased with a maturity of three months or less to be cash equivalents.

G.	Primary earnings (loss) per share amounts are computed based on the weighted average
number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was 6,021,765 and
4,177,444 at December 31, 2001 and 2000, respectively.

2.	DESCRIPTION OF SUBSIDIARIES

A.	Amador United Gold Mines.  The Company incorporated Amador
United Gold Mines ("Amador")
in California on March 1, 1984. The Company owns 48.37% of the outstanding shares of the common stock of Amador as of December 31, 2001. There was no activity by Amador in 2001, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns 70,000 common shares of U.S. Energy, a Wyoming corporation.
B.	Northern Mines Inc.  The Company incorporated Northern
Mines Inc. ("Northern")
in California on August 31, 1987.Northern Mines did "Wind-up and
Dissolve"
effective June 30,
2001.Each common share of Northern stock was exchanged for one share of the common stock of the Company.

3.	MINING PROPERTIES

The following property leases held by MLGM is not subject to third party agreements:

A. El Dorado County

The Company has property rights in El Dorado County, California, consisting of approximately
584 acres at the "Big Canyon" mining area.

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

a) Big Canyon Mining and Cattle Corporation Property: The lease, with an option to purchase for surface and mineral rights on 584.07 acres, made effective July 1, 1996 was amended on
January 1, 2001.

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

B.	If all properties are retained, minimum lease payments are
as follows:

	Year	Amount
	2002	$1,200
	2003	$1,200
	2003	$1,200

4. STOCK OPTION PLANS

The Company has two active stock option plans: 1995 Stock Option Plan f or employees and consultants; 1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three months at the time of the annual
meeting of shareholders, or on December 31 of the year. Northern
 Mines, Inc. did "Wind-up and
Dissolve" effective June 30, 2001; all option plans of Northern had expired March 1, 2000.

During 2001, no options were issued or expired under either the 1995 Stock Option Plan or under the 1995 Director's Plan.

As of the date of this Form 10KSB, these plans are summarized as follows:

A.	Incentive plans for employees, directors and consultants:

		Expiration	Exercise	Common Shares
	Plan	   Date	Price	Under Option
	1995 Plan	Jun 2005	$2.00	100,000
	1995 Directors' Plan	Jun 2005	$2.00	  40,000
		Total	140,000

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

The exercise prices of the foregoing options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.

B. Compensatory options issued for services and/or in satisfaction of indebtedness of Mother
Lode Gold Mines Consolidated:

(1)	Deferred Compensation options issued under the expired
1984 Plan in the amount of
41,250 shares, equivalent to $79,478, were exercised in 1999.

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

As of December 31, 2001: (a) a total of 220,944 options for Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to
$0.75 per share of preferred stock, and (b) 53,782options were exercised for a total of
295,270 common shares of MLGM

Minimum common shares on conversion: 470,964
							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		 Option 		Debt Relief
Maximum, 5 year class	$.0001	 76,502
Maximum, 10 year class	$.0001	1,087,114
		1,163,616	$864,350

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

Through December 31, 2001 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock. Minimum number of common shares, based on Fourth Anniversary June 2001: 24,830

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option 		Debt Relief
Maximum, 5 year class 	0.0001	24,830 	$47,748
Combined, Series A and Series B	1,188,446	$912,098

B.	A summary of the changes in outstanding Common Shares of Mother
Lode Gold Mines
Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common Stock

Balance January 1, 2001
	Series B Preferred	24,830
	Series A Preferred, 5 Year Expiration Class	202,938
	Series A Preferred, 10 Year Expiration Class	1,174,352
	Total	1,402,120
Net Changes, 2001
	Series A Preferred, 5 Year Expiration Class	(126,436)
	Series A Preferred, 10 Year Expiration Class	(87,238)
Balance, December 31, 2001	1,188,446



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

4. Stock Option Plans (Continued)

2. Non-incentive Stock Options

Balance January 1, 2001	140,000
	Options Expired:	0
	Options Issued	           0
Balance, December 31, 2001	140,000

5.	OFFICE LEASE

The Company shares 775 square feet at 1440 Concannon Boulevard,
Livermore, California, a one-
story office building in a business park. The Company's share of the monthly rent is $260, plus tax and operating escalations.



MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2001, 2000 and 1999

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
	Indebtedness of:	I		Indebtedness to:
	Balance at			Balance at	Balance at			Balance at
Name of Person/entity	Beginning	Additions	Deductions	End
Beginning	Additions	Deductions	End

Unsolicited Subsidiaries
Amador United Gold Mines	$49,418	$40,775	$90,193
Other Affiliates
Frank P. Adams Trust				$57,425	    $3,641	$57,425	$3,641
Analisa Adams				  71,452	0	71,452		0
Orrell & Company				  85,763	0	85,763		0
Frank M. Orrell				  75,960	3,279	75,960		3,279
Jacklyn A. Orrell				0	599			599
Byron S. James				  27,427	    x	27,427		0
Balances, December 31,2001	$49,418	$40,775	$90.193
$318,027	$7,519	$318,027	$7,519

Unsolicited Subsidiaries
Amador United Gold Mines	$46,512	$2,906	$49,418
Other Affiliates
Frank P. Adams Trust				54,525	2,899		$57,425
Analisa Adams				  67,753	3,699		71,452
Orrell & Company				  61,110	24,653		85,763
Frank M. Orrell				  72,306	3,654		75,960
Byron S. James				  25,722	1,705		27,427
Balances, December 31,2000	$46,512	$2,906	$49,418	$281,417	$36,610		$318,027

Unsolicited Subsidiaries
Amador United Gold Mines	$43,611	$2,901	$46,512
Other Affiliates
Frank P. Adams Trust				$51,633	$2,892		$54,525
Analisa Adams				64,083	6,670		67,753
Orrell & Company				58,253	2,857		61,110
Frank M. Orrell				61,303	11,003		72,306
Byron S. James				24,007	1,716		25,722
Balances, December 31, 1999	$43,611	$2,901	$46,512	$259,279	$22,138		$281,417





MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2000, 1999 and 1998

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification

December 31, 2001
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


Note: Exhibits 2, 3, 4, 6, 7, 9, 10, 12, 14, 25 and 28 specified under Item 601 of
Regulation S-K are not applicable and therefore are not include as Exhibits with this
Form 10-KSB





EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2001

Of


MOTHER LODE GOLD MINES CONSOLIDATED
And
CONSOLIDATED SUBSIDIARIES


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/01 	12/31/00 	12/399
For the period 02/08/74 thru 12/31/97 (A,B,C)	287
01/01/98 (C)		32,326	4,595,852	3
03/31/98 (C)		4,035	4,599,887	3
06/30/98 (C)		4,035	4,603,922	3
09/30/98 (C)		16,366	4,620,288	3
12/31/98 (C)		16,366	4,636,654	3			13,909,962
03/31/99 (C)		0	4,636,654	1					4,636,654
04/30/99 (D)		41,250	4,667,904	2					9,355,808
06/30/99 (C)		95,037	4,731,691	3					14,195,073
09/30/99 (C)		28,713	4,760,404	3					14,281,212
12/31/99 (C)		31,640	4,792,044	3		14,376,132
03/31/00 (C)		32,342	4,824,386	3		14,473,158
06/30/00 (C)		32,342	4,856,728	3			14,570,184
09/30/00 (C)		36,141	4,892,869	3		14,678,607
12/31/00 (C)		42,450	4,935,319	3	14,805,957
03/31/01 (C,E)		1,163,447	6,098,766	3	18,296,298
06/30/01 (C,F	)	487,626	6,587,392	3	19,762,176
09/30/01	 (C)	75,494	6,662,886	3	19,988,658
12/31/01	 (C)	75,494	6,738,380	0	0	0	0
					335	72,853,089	58,098,081	56,378,709

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES		6,071,091	4,841,507	4,698,226

NET INCOME/(LOSS)		$7,325	($18,362)	$56,578

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED			$0.001	($0.004)	$0.012

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Exercise of Series A options plus assumption of the exercise of Series A preferred shares previously issued which could be converted on this date for the minimum number of shares.
(D) Exercise of 1984 Stock Option Plan deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares issued for conversion of MLGM long term obligations and
98,130 shares
for assumption of AUGM debt.
(F) Includes 416,486 shares issued by MLGM to shareholders of Northern
Mines Inc., an
82% owned
subsidiary of MLGM, upon the dissolution of NMI.


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/01 	12/31/00 	12/31/99
For the period 02/08/74 thru 12/31/97 (A,B,C)	287
01/01/98 (C)		0	3,878,780	3
03/31/98 (C) 		0	3,878,780	3
06/30/98 (C)		0	3,878,780	3
09/30/98 (C)		0	3,878,780	3
12/31/98 (C)		0	3,878,780	3			11,636,340
03/31/99 (C)		0	3.878,780	1					3,878,780
04/30/99 (D)		41,250	3,920,030	2					9,355,808
06/30/99 (C)		95,037	4,015,067	3					14,195,073
09/30/99 (C)		28,713	4,043,780	3					14,281,212
12/31/99 (C)		31,640	4,075,420	3		12,226,260
03/31/00 (C)		32,342	4,107,762	3		12,323,286
06/30/00 (C)		32,342	4,140,104	3			12,420,312
09/30/00 (C)		36,141	4,176,245	3		12,528,735
12/31/00 (C)		42,450	4,218,695	3	12,656,085
03/31/01 (C,E)		1,163,447	5,382,142	3	16,146,426
06/30/01 (C,F)		487,626	5,870,768	3	17,612,304
09/30/01	 (C)	75,494	5,946,262	3	17,838,786
12/31/01	 (C)	75,494	6,021,756	0	0	0	0
								64,253,601	49,498,593	47,531,721

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES		5,354,467	4,124,883	3,960,977

NET INCOME/(LOSS)		$7,325	($18,362)	$56,578

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED			$0.001	($0.004)	$0.014

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977;
15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Exercise of Series A options plus assumption of the exercise of Series A preferred shares previously
issued which could be converted on this date for the minimum number of shares.
(D) Exercise of 1984 Stock Option Plan deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares issued for conversion of MLGM long term obligations and
98,130 shares
for assumption of AUGM debt.
(F) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an
82% owned
subsidiary of MLGM, upon the dissolution of NMI.







EXHIBIT 22

(Subsidiaries of the Company)

To

Form 10-KSB

For the Year Ending
December 31, 2001

Of

MOTHER LODE GOLD MINES CONSOLIDATED



Subsidiaries of Mother Lode Gold Mines Consolidated (the "Company") and the percentage ownership by the Company are as follows:

	Pacific FarEast Minerals, Inc. ("PFEM") The Company owns
31.7% of
the outstanding common shares (the only outstanding security) of PFEM.

	Amador United Gold Mines ("AUGM") The Company owns
48.37% of
the outstanding common shares (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). NMI did "Wind-up and
Dissolve" effective
June 30, 2001.

AUGM is a California corporation and PFEM is a Nevada corporation. Each corporation does business only under its corporate name.
	Sequential Page 25