Form 10QSB
period 2002-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2002-06-06
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For The Quarter Ended: March 31, 2002
_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       1440 CONCANNON BOULEVARD
      	LIVERMORE, CA						94550
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:		(925) 455-0802

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					6,097,254
			without par value				as of March 31, 2002



										  Total Pages:   13
									Exhibit Index on Page: 11





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2002 The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001		3

Consolidated Statement of Operations for the 3-month and 326 month period
ending March 31, 2002.										4

Consolidated Statement of Cash Flows for the 3-month and 326 month period
ending March 31, 2002										5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to March 31, 2002.										6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2002 Unaudited)
ASSETS

	March 31	December 31
	2002	2001
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$1,241	$10
	Total current assets	 1,241	10

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	90,169	49,418
	Deposits	0	1,969
	Total other assets	708,501	669,719
		$709,741	$669,729

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$28,309	$16,596
	California income tax	11,231	12,607
Total current liabilities	39,540	29,203

Non-current liabilities
	Notes payable	9,622	381,381
	Deferred fees payable	58,303	175,627
	Deferred officer's salary	0	182
Total non-current liabilities	67,925	557,191

Minority interest in equity of subsidiaries	0	238,670

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31
	2002: 6,097,254
	2001: 5,382,143		6,509,609	5,479,502
Paid-in capital representing rights to
acquire a maximum of 1,115,760 shares
(See Note 3)	855,856	1,132,066
Deficit accumulated during development stage	(6,763,189)	(6,766,903)
Net stockholder's equity	602,276	(155,335)
		$709,741	$669,729

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2002 Unaudited)
	Three Months Ended
	Mar. 31	Mar. 31
	2002	2001
Pre-operating revenues:
	Payments received under
	joint venture agreements:
		Meridian Minerals	$0	$0
		Other	0	0
	Investment income	0	0
	Other Income	279	1,698
		Sub-total	279	1,698

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0
	Loss on abandonment	0	0
	Evaluation of mining properties	655	1,385
	Legal and accounting	10	0
	Interest expense	2,124	2,092
	Administrative compensation	0	0
	Other administrative expense	1,111	3,406
	Depreciation/Amortization	 0	0
	California Franchise tax	0	0
	Expense of uncompleted
	    securities offering	0	0
	Other expenses	0	0
		Sub-total	  3,899	6,882

Net operating income	(3,620)	(5,185)

Minority interest in loss of
subsidiaries	0	8

Net gain/(loss)	($3,620)	($5,177)

Primary gain/(loss) per share	($0.001)	($0.001)

Fully diluted gain/(loss) per share	($0.001)	($0.001)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2002 Unaudited)

	Three Months Ended
	Mar. 31	Mar. 31
	2002	2001
Cash flows from operating activities:	($3,620)	($5,177)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	234
	(Increase) Decrease in deposits	0	1,969
	(Increase) Decrease in pre-paid expenses	0	  0
	(Increase) Decrease in loans receivables	24	(50,763)
	Increase (Decrease) in accounts payables	2,199	2,608
	Increase (Decrease) in long term loans	0	(116,218)
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	(1,351)
	(Incr)Decr in property loss from abandonment	0	0
Gross cash used in operating activities	2,224	(163,522)
Cash flow from investing activities:
	Minority investment	0 	8
	Purchase of equipment	0	0
	Proceeds from sale of equipment	0	0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	8
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(56,241)	(53,743)
	Proceeds from sale of company stock	56,241	599,396
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Conversion of debts and obligations	0	449,425
Net borrowing from notes payable	2,554	(376,629)
Net cash provided by financing activities	2,554	169,024
	Net increase (decrease) in cash	$1,158	$334
	Cash, beginning of period	83	0
	Cash, end of period	$1,241	344

A. Supplemental schedule of non-cash investing and financing activities for the
338 months from inception to March 31, 2002:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:

		Stock Options	Stock
	Salaries	$817,545
	Lease Payments	47,748
	Equipment	    _    0	$5,000
	Total	$865,293	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2002 Unaudited)
MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2001 Unaudited)
		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1998
	3,878,780	$4,982,795	$1,726,338	($6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired		(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options	41,250		(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,578)

No shares were sold from Jan thru Mar 2001
Series A Preferred shares converted
    to common shares	 75,495	56,242	(56,242)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,090,930 common shares	0
March 31, 2002
   pre-operating net gain	        0	         0	         0	    (3,620)
As of March 31, 2002	6,097,254	$6,509,609	$855,856	($6,763,189)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2001.

Effective January 1, 2001, the company ceased to be a development company since the sole activity is identification and exploration of properties that the Company believes have the potential for economic recovery of minerals, especially gold. In order to develop the property into an economic mining operation, the Company will form a joint venture for that specific property.

2.	POTENTIAL MINING PROPERTIES
A.	The Company currently has property rights only in El Dorado County on approximately 600 acres in the "Big Canyon" mining area in El Dorado
County, California.

	1.Big Canyon Mining and Cattle Corporation Property. The lease, with an option to purchase for surface and mineral rights on 584.07 acres, made effective July 1, 1996 was amended on January 1, 2001. Details of the lease and purchase option have been included in all Form 10 reports filed in the year 2001.

	2. Fort Yuma Claims: Two unpatented lode claims, directly owned by the Company, totaling about 20 acres, are located in an area open to mineral entry under the General Mining Law of 1972.

	B.	Minimum Annual Land Lease Payments
Assuming these properties are retained, and the payment schedule agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:
			Year				  Amount
	2002(9 months)	$600
	2003	$1,200
	2004	$1,200

3.	STOCK OPTION PLANS
	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan

The Company options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized commencing on the following page:



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

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

Through March 31, 2002, a total of 206,962 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 557,597
Maximum, 5 years class:	.0001	 70,186
Maximum, 10 years class:	.0001		1,020,744
							1,090,930			$817,545

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

Through March 31, 2002 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class		.0001			24,830		$  47,748
Combined Series A and Series B
Total amount of expense relief (Series A and Series B)		$865,293


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

c. Changes in options outstanding, as of March 31, 2002 follow:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2002
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	     76,502
   Series A Preferred, 10-year expiration class	   1,087,114
	Total	1,188,446
   Net Changes, 2001
   Series A Preferred, 5-year expiration class	     (6,316)
   Series A Preferred, 10-year expiration class	      (66,370)
   Balance, March 31, 2002	  1,115,760

4.	OFFICE LEASE

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


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a First Quarter 2002 loss of $3,620. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of March 31, 2002, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,337; Pacific FarEast Minerals, Inc. - $4,738.

The total number of common shares of the Company as of March 31, 2002 is 6,097,254.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through March 31, 2002 and are in effect as of the date of this report.

	For the quarter ending March 31, 2002 no options were issued. To date, 350,000 shares have been authorized and options for 206,962 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of March 31, 2002, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

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

	Northern Mines Inc. ("NMI"). Effective June 30, 2001, NMI did "Wind-up and Dissolve".



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:	Not applicable.

Item 6. Exhibits and Reports on Form 8-K:	Not Applicable.

Exhibit 11, Statement re Computation of Per Share Earnings which Exhibit begins at Sequential Page 12.

No reports on Form 8-K were filed during the period of this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: June 4 2002	Date: June 4, 2002


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	341 MO TO	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	3/31/02	 3/31/02 	3/31/01 	12/31/01
For the period 02/08/74 thru 12/31/98(A,B,C)

03/31/99 (C)		0	4,570,676	1	4,570,676
04/30/99 (D)		41,250	4,611,296	2	9,223,852
06/30/99 (C)		95,037	4,665,713	3	13,997,139
09/30/99 (C)	28,713	4,694,426	3	14,083,278
12/31/99 (C)		31,640	4,726,066	3	14,178,198
03/31/00 (C)		32,342	4,758,408	3	14,275,224
06/30/00 (C)		32,342	4,790,750	3	14,372,250
09/30/00 (C)		36,142	4,826,892	3	14,480,676
12/31/00 (C)		42,450	4,869,342	3	14,608,026		14,608,026		14,608,026
03/31/01 (C,E)1,163,447	6,032,789	3	18,098,367				18,098,367
06/30/01 (C)		72,140	6,104,929	3	18,314,787				18,314,787
09/30/01 (C)		88,719	6,193,648	3	18,580,944				18,580,944
12/31/01 (C)		478,757	6,672,405	3	20,017,215	20,017,215
03/31/02 (C)		75,495	6,747,897	0	         0
    ...		         ...
					341	1,119,994,202	20,017,215	14,608,023		69,602,124

MONTHS				341	3		3		12

WEIGHTED AVERAGE SHARES	3,284,440	6,672,405	4,869,342	5,800,177

NET INCOME/(LOSS)	($6,766,903)	($3,620)	($5,177)	$7,325

EARNINGS/(LOSS) PER SHARE
FULLY DILUTED		($2.060)	($0.001)	($0.001)	$0.001

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an
82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Includes the exercise and conversion of Series A preferred shares previously issued which were converted on this date.
(D) Exercise of 1984 Stock Option Plan for deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares of common stock issued for conversion of MLGM long-term obligations and 98,130 shares of common stock for assumption of AUGM indebtedness to
Boydstun & Klingner.
(F) Includes 416,486 shares of MLGM common stock issued to shareholders of Northern
Mines, Inc., an 82% owned subsidiary of MLGM, upon Northern Mines, Inc. dissolution.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	341 MO TO	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	3/31/02	 3/31/02 	3/31/01 	12/31/01
For the period 02/08/74 thru 12/31/98(A,B,C)

03/31/99 (C)		0	3,878,780	1	3,878,780
04/30/99 (D)		41,250	3,920,030	2	7,840,060
06/30/99 (C)		95,037	4,015,067	3	12,045,201
09/30/99 (C)	28,713	4,043,780	3	12,131,340
12/31/99 (C)		31,640	4,075,420	3	12,226,260
03/31/00 (C)		32,342	4,107,762	3	12,323,286
06/30/00 (C)		32,342	4,140,104	3	12,420,312
09/30/00 (C)		36,141	4,176,245	3	12,528,735
12/31/00 (C)		42,450	4,218,696	3	12,656,088		12,656,088	12,656,088
03/31/01 (C)		1,163,447	5,382,143	3	16,146,429			16,146,429
06/30/01 (C)		72,140	5,454,283	3	16,362,849					16,362,849
09/30/01 (C)		88,719	5,543,002	3	16,629,006					16,629,006
12/31/01 (C)		478,757	6,021,759	3	18,065,277	18,065,277
03/31/02 (C)		75,495	6,747,897	0	         0
    ...	         ...
					341	1,061,259,566	18,065,277	12,656,088	61,794,372

MONTHS				341	3		3	12

WEIGHTED AVERAGE SHARES	3,112,198	6,021,759	4,218,696	5,149,531

NET INCOME/(LOSS)	($6,766,903)	($3,620)	($5,177)	$7,325

EARNINGS/(LOSS) PER SHARE, PRIMARY		($2.174)	($0.001)	($0.001)		$0.001

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an
82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Includes the exercise and conversion of Series A preferred shares previously issued which were converted on this date.
(D) Exercise of 1984 Stock Option Plan for deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares of common stock issued for conversion of MLGM long-term obligations and 98,130 shares of common stock for assumption of AUGM indebtedness to
Boydstun & Klingner.
(F) Includes 416,486 shares of MLGM common stock issued to shareholders of Northern
Mines, Inc. ,an 82% owned subsidiary of MLGM, upon
Northern Mines, Inc. dissolution.
		Sequential Page Number 13