Form 10QSB
period 2002-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2002-08-23
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For The Quarter Ended: June 30, 2002

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       1440 CONCANNON BOULEVARD
      	LIVERMORE, CA						94550
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:		(925) 455-0802

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					6,171,477
			without par value				as of June 30, 2002



										  Total Pages:   13
									Exhibit Index on Page: 11





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2002 The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002


TABLE OF CONTENTS

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001		3

Consolidated Statement of Operations for the 6-month period ending
June 30, 2002.											4

Consolidated Statement of Cash Flows for the 6-month period ending
June 30, 2002											5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to June 30, 2002										6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2002 Unaudited)
ASSETS

	June 30	December 31
	2002	2001
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$1,363	$10
	Total current assets	  1,363	10

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	91,294	49,418
	Deposits	0	1,969
	Total other assets	709,626	669,719
		$710,989	$669,729

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$30,512	$16,596
	California income tax	11,256	12,607
Total current liabilities	41,768	29,203

Non-current liabilities
	Notes payable	10,835	381,381
	Deferred fees payable	58,303	175,627
	Deferred officer's salary	0	182
Total non-current liabilities	68,138	557,191

Minority interest in equity of subsidiaries	0	238,670

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, June 30,
	2002: 6,171,477
	2001: 6,949,366		6,563,540	5,479,502
Paid-in capital representing rights to
acquire a maximum of 1,115,760 shares
(See Note 3)	801,925	1,132,066
Deficit accumulated during development stage	(6,765,314)	(6,766,903)
Net stockholder's equity	600,063	(155,335)
		$710,989	$669,729

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2001 Unaudited)
	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2002	2001	2002	2001
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	$0	$0	$0
	Interest Income	2,464	1,091	2,743	2,788
		Sub-total	2,464	1,091	2,743	2,788

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0
	Evaluation of mining properties	        0	13,833	655	15,218
	Legal and accounting	0	0	0	0
	Interest expense	3,630	2,138	5,754	 4,230
	Administrative compensation	0	0	0	       0
	Other administrative expense	1,002	1,080	2,113	4,485
	Depreciation/Amortization	 0	  0	0	 0
	California Franchise tax	25	 0	25	  0
	Other expenses	0	200,050	0	200,050
		Sub-total	  4,658	217,100	  8,557	223,982

Net operating income	(2,193)	(216,009)	(5,813)	(221,194)

Minority interest in loss of
subsidiaries	      0	233,137	      0	233,145

Net gain/(loss)	($2,193)	$17,128	($5,813)	$11,952

Primary gain/(loss) per share	$0.000	$0.003	$0.001	$0.003

Fully diluted gain/(loss) per share	($0.000)	 $0.003	($0.001)	$0.002


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2002 Unaudited)

		Six Months Ended
	Jun 30	Jun 30
	2002	2001
Cash flows from operating activities:	($5,813)	$11,952
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	        0	1,969
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(1,101)	(38,621)
	Increase (Decrease) in accounts payables	 4,402	  5,074
	Increase (Decrease) in long term loans	     0	(117,324)
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	25	(1,376)
	Incr (Decr) Minority Interest due to Dissolution	        0	(238,760)
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	   3,326	(376,997)
Cash flow from investing activities:
	Minority investment	0 	 8
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	 8
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(110,173)	(107,485)
	Proceeds from sale of company stock	110,173	860,881
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	       0
Net borrowing from notes payable	3,767	(376,228)
Net cash provided by financing activities	  3,767	(377,168)
	Net increase (decrease) in cash	$1,280	$179
	Cash, beginning of period	83	10
	Cash, end of period	$1,363	$189

A. Supplemental disclosures of cash flow information for the 326 month since inception to June 30, 2002
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the
326 months from inception to June 30, 2002:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$1,030,750
	Equipment	    _    0	$5,000
	Total	$1,030,750	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2002 Unaudited)
	Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1998
	3,878,780	$4,982,795	$1,726,338	($6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired		(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options	41,250		(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,578)

No shares were sold from Jan thru Mar 2001
Series A Preferred shares converted
    to common shares	 149,718	110,173	(110,173)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 1,090,930 common shares
	Series B of 25,068 common shares			0
June 30, 2002
   pre-operating net gain	        0	         0	         0	    (5,813)
As of June 30, 2002	6,171,477	$6,563,540	$801,925	($6,765,382)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended JUNE 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2001.

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
		Year					 Amount
	2002(6 months)	$600
	2003	$1,200
	2004	$1,200

3.	STOCK OPTION PLANS
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

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

Through June 30, 2002, a total of 206,962 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 441,160
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

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class	.0001	25,068	$   47,748
Total amount of expense relief (Series A and Series B)	$  865,293



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

c. A changes in options outstanding, as of June 30, 2002 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2002
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	      76,502
   Series A Preferred, 10-year expiration class	   1,087,114
	Total	1,188,446
   Net Changes, 2002
   Series B Preferred, 10 year expiration class	 238
Series A Preferred, 5-year expiration class	     (6,316)
   Series A Preferred, 10-year expiration class	      (66,370)
   Balance, JUNE 30, 2001	  1,115,998

4.	OFFICE LEASE

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


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a Second Quarter 2002 loss of $5,813. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of June 30, 2002 the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,337; Pacific FarEast Minerals, Inc. - $6,053.

The total number of common shares of the Company as of June 30, 2001 is 6,171,477.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through June 30, 2002 and are in effect as of the date of this report. To date, 350,000 shares have been authorized and options for 206,962 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of June 30, 2002, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Second Quarter 2002. The Company owns 48.20 % of the common stock (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). Effective June 30, 2001, NMI did "Wind-up and Dissolve".

	Pacific FarEast Minerals, Inc. ("PFEM") During the First Quarter 20021, PFEM continued its responsibilities under the two joint ventures in the People's Republic of China The Company owns 31.7% of the common stock of PFEM.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: August 26, 2002	Date: August 26, 2002
CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: August 26, 2002	Date: August 26, 2002




















MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	344 MO TO	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS
6/30/02	 6/30/02 	6/30/01 	6/30/02 	6/30/01	12/31/01

From 2/08/74 thru 12/31/98 (A,B,C,D)	302	934,014,534
01/01/99	 (C)		0	4,932,310	3	14,796,930
03/31/99 (C)		0	4,932,310	1	4,932,310
04/30/99	 (C)		41,250	4.973,560	2	9,947,120
06/30/99 (C)		95,037	5,068,597	3	15,205,791
09/30/99 (C)	28,713	5,097,310	3	15,291,930
12/31/99 (C)		31,640	5,128,950	3	15,386,850
03/31/00 (C)		32,342	5,161,292	3	15,483,876
06/30/00 (C)		32,342	5,193,634	3	15,580,902
09/30/00 (C)		36,141	5,229,775	3	15,689,325
12/31/00 (C)		42,450	5,272,225	3	15,816,675						15,816,675	15,816,675
03/31/01 (C,E)1,163,447	6,435,672	 3	19,307,016
19,307,016		19,307,016	19,307,016
06/30/01 (C,F)	513,694	6,949,366	 3	20,848,098					20,848,098
09/30/01 (C)		75,494	7,024,860	3	21,074,580							21,074,580
12/31/01 (C)		75,494	7,100,354	3	21,301,062					21,301,062
03/31/02 (C)	    75,495	7,175,849	 3	21,527,547	21,527,547				21,527,547
	06/30/02 (C)		74,226	7,250,075	 0	0
				344	1,176,204,546	21,527,547	19,307,016	42,828,609	35,123,691	77,046,369
MONTHS									344		3				3	6	6	12
WEIGHTED AVERAGE SHARES	3,419,199	7,175,849	6,435,672
7,138,102	5,853,949	6,420,531

NET INCOME/(LOSS)	($6,765,382)	($2,193)	$17,128	($5,813)	$11,952	$7,325

EARNINGS/(LOSS)PER SHARE
FULLY DILUTED	($1.979)	($0.0003)	$0.003	($0.001)	$0.002	$0.001

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




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)
From 2/08/74 thru 12/31/98 (A,B,C,D)	302	883,029,411
01/01/99	 (C)		0	3,878,780	3	11,636,340
03/31/99 (C)		0	3,878,780	1	3,878,780
04/30/99	 (C)		41,250	3,920,030	2	7,840,060
06/30/99 (C)		95,037	4,015,067	3	12,045,201
09/30/99 (C)	28,713	4,043,780	3	12,131,340
12/31/99 (C)		31,640	4,075,420	3	12,226,260
03/31/00 (C)		32,342	4,107,762	3	12,323,286
06/30/00 (C)		32,342	4,140,104	3	12,420,312
09/30/00 (C)		36,141	4,176,245	3	12,420,312
12/31/00 (C)		42,450	4,218,695	3	12,656,085						12,656,085	12,656,085
03/31/01 (C)	1,163,447		5,382,142	 3
16,146,426		16,146,426		16,146,426	16,146,426
06/30/01 (C)	513,694	5,870,768	 3	17,612,304					17,612,304
09/30/01 (C)		75,494	5,946,262	3	17,838,786							17,838,786
12/31/01 (C)		75,494	6,021,756	3	18,065,268					18,065,268
03/31/02 (C)	    75,495	6,097,251	 3	18,291,753	18,291,753				18,291,753
	06/30/02 (C)		74,226	6,171,477	 0	0
				344	1,080,670,347	18,291,753	16,146,426	36,357,021	28,802,511	77,046,369
MONTHS									344		3				3	6	6	12
WEIGHTED AVERAGE SHARES	3,141,484	6,097,251	5,382,142
6,059,504	4,800,419	5,354,467

NET INCOME/(LOSS)	($6,765,382)	($2,193)	$17,128	($5,813)	$11,952	$7,325

EARNINGS/(LOSS)PER SHARE-PRIMARY
($2.154)		($0.0004)	$	0.003		($0.001)	$0.002	$0.001

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