Form 10QSB
period 2002-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2002-11-08
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For The Quarter Ended: September 30, 2002

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       1440 CONCANNON BOULEVARD
      	LIVERMORE, CA						94550
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:		(925) 455-0802

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

	Common Stock,	6,223,488
	without par value	as of September 30, 2002

	 Total Pages: 15
	Exhibit Index on Page: 10





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2002. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002


TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

Consolidated Statement of Operations for the 9-month period ending
September 30, 2002.										4

Consolidated Statement of Cash Flows for the 9-month period ending
September 30, 2002										5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to September 30, 2002.									6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2002 Unaudited)
ASSETS

	September 30	December 31
	2002	2001
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$90	$10
	Total current assets	 90	10

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	93,120	49,418
	Deposits	0	1,969
	Total other assets	711,452	669,719
		$711,542	$669,729

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$32,717	$16,596
	California income tax	11,256	12,607
Total current liabilities	43,973	29,203

Non-current liabilities
	Notes payable	11,038	381,381
	Deferred fees payable	58,303	175,627
	Deferred officer's salary	0	182
Total non-current liabilities	69,341	557,191

Minority interest in equity of subsidiaries	0	238,670

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30
	2001: 5,905,012
	2002: 6,233,488		6,602,285	5,479,502
Paid-in capital representing rights to
acquire a maximum of 997,679 shares
(See Note 3)	763,180	1,132,066
Deficit accumulated during development stage	(6,767,237)	(6,766,903)
Net stockholder's equity	598,227	(155,335)
		$711,542	$669,729

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2002 Unaudited)
	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2002	2001	2002	2001
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	$0	$0	$0
	Interest Income	1,846	1,421	4,589	4,210
		Sub-total	1,846	1,421	4,589	4,210

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0
	Evaluation of mining properties	600	0	1,255	15,218
	Legal and accounting	0	220	0	220
	Interest expense	2,259	2,168	8,013	6,398
	Administrative compensation	0	0	0	0
	Other administrative expense	843	881	2,956	5,366
	Depreciation/Amortization	0	0	0	0
	California Franchise tax	0	113	25	113
	Other expenses	0	500	0	200,550
		Sub-total	3,701	3,882	12,258	227,864

Net operating income	(1,855)	(2,461)	(7,669)	(223,654)

Minority interest in loss of
subsidiaries	0	0	0	233,145

Net gain/(loss)	($1,855)	($2,461)	($7,669)	$9,491

Primary gain/(loss) per share	($0.000)	($0.000)	($0.001)	$0.002

Fully diluted gain/(loss) per share	($0.000)	($0.000)	($0.000)	$0.002


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2002 Unaudited)

		Nine Months Ended
	Sep 30	Sep 30
	2002	2001
Cash flows from operating activities:	($7,669)	$9,491
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	0	1,969
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(2,927)	(40,043)
	Increase (Decrease) in accounts payables	6,607	7,318
	Increase (Decrease) in long term loans	0	(117,324)
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	(1,376)
	Incr (Decr) Minority Interest due to Dissolution	0	(238,670)
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	(3,963)	(388,126)
Cash flow from investing activities:
	Minority investment	0 	8
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	8
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(148,918)	(163,726)
	Proceeds from sale of company stock	148,918	917,623
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Net borrowing from notes payable	3,970	(374,454)
Net cash provided by financing activities	3,970	379,443
	Net increase (decrease) in cash	$7	$815
	Cash, beginning of period	83	10
	Cash, end of period	$90	$825

A. Supplemental disclosures of cash flow information for the 344 month since inception to September 30, 2002
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the
344 months from inception to September 30, 2002:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$826,549
	Equipment	  _    0	$5,000
	Total	$826,549	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2002 Unaudited)
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1998
	3,878,780	$4,982,795	$1,726,338	($6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired		(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options	41,250		(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,335
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,568)

No shares were sold from Jan thru Sep 2002
Series A Preferred shares converted
    to common shares	 201,729	148,918	(148,918)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 972,849 common shares
	Series B of 25,068 common shares			0
September 30, 2002
   pre-operating net gain	        0	         0	         0	    (7,669)
As of September 30, 2002	6,223,488	$6,602,285	$763,180	($6,767,237)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2001.

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
		Year					 Amount
	2002(3 months)	$0
	2003	$2,400
	2004	$2,400

3.	STOCK OPTION PLANS
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


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

Through September 30, 2002, a total of 183,969 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 483,909
Maximum, 5 years class:	.0001	 57,554
Maximum, 10 years class:	.0001	915,295
		972,849	$920,591

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

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class	.0001	24,830	$   47,748
Total amount of expense relief (Series A and Series B)	$826,549



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

3.	STOCK OPTION PLANS, Continued

c. Changes in options outstanding, as of September 30, 2002 follow:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2002
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	76,502
   Series A Preferred, 10-year expiration class	   1,087,114
	Total	1,188,446
   Net Changes, 2002
   Series A Preferred, 5-year expiration class	(18,948)
   Series A Preferred, 10-year expiration class	   (171,819)
   Balance, September 30, 2002	997,679

4.	MINORITY INTEREST IN SUBSIDARIES

	Northern Mines Inc was "wound-up and dissolved effective June 30, 2001, necessitating the write-off.

5.	OFFICE LEASE

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


(The balance of this page intentionally left blank)




Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company") showed a Third Quarter 2002 loss of $7,669. The Company has no current cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of September 30, 2002, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,337; Pacific FarEast Minerals, Inc. - $6,053.

The total number of common shares of the Company as of September 30, 2001 is 6,223,488.

Cash payments for officer's compensation were suspended effective October
1, 1988, and remain in effect through September 30, 2002 and are in effect as of the date of this report. To date, 350,000 shares have been authorized and options for 183,969 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of September 30, 2002, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Third Quarter 2001. The Company owns 48.37 % of the common stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. ("PFEM") During the Third Quarter 2002, PFEM continued its responsibilities under the two joint ventures in the People's Republic of China The Company owns 31.7% of the common stock of PFEM.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

_________________________	___________________
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 28, 2002	Date: October 28, 2002

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

___________________	__________________
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 28, 2002	Date: October 28, 2002



The Balance of this Page Intentionally Left Blank



I, Frank M. Orrell, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements. and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities. particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 28, 2002


									____________________
Chairman, CEO


I, Byron S. James, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 28, 2002

									_______________
Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	344 MO TO	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES
MONTHS 		9/30/02 	9/30/02	9/30/01 	9/30/02 	9/30/01	12/31/01
From 2/08/74 thru 12/31/98 (A,B,C,D)			299	917,481,542
01/01/99 (C)		32,326	4,595,852	3	13,787,556
03/31/99 (C)		0	4,595,852	1		4,595,582
04/30/99	 (C)		41,250	4,637,102	3		9,274,204
06/30/99 (C)		95,037	4,732,139	3		14,196,417
09/30/99 (C)	28,713	4,760,852	3		14,282,556
12/31/99 (C)		31,640	4,792,492	3		14,377,476
03/31/00 (C)		32,342	4,824,834	3		14,474,502
06/30/00 (C)		32,342	4,857,176	3		14,571,528
09/30/00 (C)		36,141	4,893,317	3		14,679,951
12/31/00 (C)		42,450	4,935,767	3		14,807,301					14,807,301	14,808,301
03/31/01 (C)	1,163,447		6,099,214	3		18,297,642					18,297,642	18,297,642
06/30/01 (C)	487,626	6,587,840	3		19,763,520		19,763,520		19,763,502	19,763,502
09/30/01	 (C)	76,494	6,663,334	3		19,990,002					19,990,002
12/31/01 (C)	75,494	6,738,828	3		20,216,484			20,216,484
03/31/02 (C)	75,495	6,814,323	3		20,442,969			20,442,969
06/30/02 (C)	74,226	6,888,549	3		20,665,467	20,665,467		20,665,467
09/30/02 (C)	52,008	6,940,557	0
____________	__________	____________	__________	__________	__________
				344		1,165,905,149	20,665,467	19,763,520	61,325,100	52,868,463	72,858,465
MONTHS							344	3	3	9	9	12

WEIGHTED AVERAGE SHARES		3,389,259
6,888,549	6,587,840	6,813,900	5,874,274	6,071,539

NET INCOME/(LOSS)		($6,767,237)	($1,585)	($2,461)	($7,669)		$9,491	($6,759,568)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED
($1.997)	($0.000)	($0.000)	($0.001)	$0.002	($1.113)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern
Mines, Inc., an 82% owned subsidiary of Mother
Lode Gold Mines Consolidated.
(C) Includes the exercise and conversion of Series A preferred shares previously issued which were converted on this date.
(D) Exercise of 1984 Stock Option Plan for deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares of common stock issued for conversion of MLGM long-term obligations and 98,130 shares of common stock for assumption of AUGM indebtedness to Boydstun & Klingner.
(F) Includes 416,486 shares of MLGM common stock issued to shareholders of Northern Mines, Inc., an 82% owned subsidiary of MLGM, upon Northern Mines, Inc. dissolution



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE	344 MO TO	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
DATE			SHARES	SHARES
MONTHS 		9/30/02 	9/30/02	9/30/01 	9/30/02 	9/30/01	12/31/01
From 02/08/74 thru 12/31/98 (A,B,C)			299	917,481,542
01/01/99 (C)		0	3,878,783	3	11,636,349
03/31/99 (C)		0	3,878,783	1		3,878,783
04/30/99	 (D)		41,250	3,920,033	2		7,840,066
06/30/99 (C)		95,037	4,015,070	3		12,045,210
09/30/99 (C)	28,713	4,043,783	3		12,131,349
12/31/99 (C)		31,640	4,075,423	3		12,226,269
3/31/00  (C)		32,342	4,107,765	3			12,323,295
06/30/00	 (C)		32,342	4,140,107	3		12,420,321
09/30/00	 (C)		36,141	4,176,248	3		12,528,744
12/31/00 (C)		42,450	4,218,968	3		12,656,094					12,656,094	12,656,094
03/31/01 (C)	1,163,447		5,382,145	3		16,146,435					16,146,435	16,146,435
06/30/01 (C)	488,626	5,870,771	3		17,612,313		17,612,313		17,612,313	17,612,313
09/30/01	 (C)	76,494	5,945,265	3		17,838,795					17,838,795
12/31/01 (C)	75,494	6,021,759	3		18,065,277			18,065,277
03/31/02 (C)	75,495	6,097,254	3		18,291,762			18,291,762
06/30/02 (C)	74,226	6,171,480	3		18,514,440	18,514,440		18,514,440
09/30/02 (C)	52,008	6,223,488	0
_____________	__________0	__________	__________	__________	__________
	__________			344
1,165,905,149	18,514,440	17,612,313	54,871,479	46,414,842	64,253,637
MONTHS								344	3	3	9	9	12

WEIGHTED AVERAGE SHARES		3,295,457
6,171,480	5,870,771	6,096,831	5,157,205	5,354,470

NET INCOME/(LOSS)		($6,767,237)	($1,855)	($2,461)	($7,669)		$9,491	($6,759,568)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED
($2.054)	($0.000)	($0.000)	($0.001)	$0.002	($1.262)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern
Mines, Inc., an 82% owned subsidiary of Mother
Lode Gold Mines Consolidated.
(C) Includes the exercise and conversion of Series A preferred shares previously issued which were converted on this date.
(D) Exercise of 1984 Stock Option Plan for deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares of common stock issued for conversion of MLGM long-term obligations and 98,130 shares of common stock for assumption of AUGM indebtedness to Boydstun & Klingner.
(F) Includes 416,486 shares of MLGM common stock issued to shareholders of Northern Mines, Inc., an 82% owned subsidiary of MLGM, upon Northern Mines, Inc. dissolution
		Sequential Page Number 15