Form 10KSB
period 2002-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2003-03-12
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
(NO FEE REQUIRED)for The Fiscal Year Ended: December 31, 2002

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
            Yes  X                       No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class							Outstanding
	Common Stock without par value,				6,275,496
								as of December 31, 2002

								 Total Pages: 27
								Exhibit Index on Page: 24





INDEX

	Sequential
Item	Page

PART I

Item 1. Business	3

Item 2.  Properties	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder's Matters	4

Item 6. Selected Financial Data	4

Item 7. Management's Discussion and Analysis of Financial
Condition and Results in Operations	5

Item 8. Financial Statements and Supplementary Data	5

Item 9. Disagreements on Accounting and Disclosures	5

PART III

Item 10. Directors and Executive Officers of the Registrant	6

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management	8

Item 13. Certain Relationships and Transactions	9

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	9

SIGNATURES	 9

CERTIFICATION OF PERIODIC REPORT	10

FINANCIAL STATEMENTS	13

NOTES TO FINANCIAL STATEMENTS	17

EXHIBIT INDEX	23

EXHIBITS	24



PART I

ITEM 1.	BUSINESS

A.	Summary. The Company's activity for 2002 was to maintain
its property position in the
Mother Lode gold district of California. Personnel normally associated with the Company devoted a portion of their time to Pacific FarEast Minerals, Inc.

B. Subsidiary Companies. The Company holds various interests, as described herein, in two corporations. Each corporation was formed based on proposed operations in a geographic area.
Please refer to Item 7 for subsidiary activities during 2002. Pacific FarEast Minerals is a
Nevada corporation and Amador United Gold Mines is a California corporation. Northern Mines
Inc did "Wind-up and Dissolve" effective June 30, 2001.
The Company's percentage of holding in
each subsidiary corporation was in return for stock, monetary consideration and contributed mining expertise. As of the date of this Form-10KSB, the
 Company has not received any
operating revenues from the various subsidiaries.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 30.84%% of the common stock (the only outstanding security) of PFEM.

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
	During the calendar year
2002 an annual meeting for 2001 was not held. Hence, no matters were submitted to a vote of security holders.


PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded in the over-the-counter market since 1980. No current active dealer market exists. There was no trading in the Company's shares during 2002 to the knowledge of the Company. The Company has sought brokers, but interest is limited due to low gold prices and the low activity of the Company.

High/Low Bid Price Data

		2002			High		Low
				There is no current market for the stock.

			2001			High		Low
				There was no market for the stock.

During the First Quarter 2001, the Company exchanged common stock shares arbitrarily valued at
$0.50 per share for outstanding loans and professional fees.
In addition, a holder of a note
from Amador United Gold Mines, a 48.37% owned subsidiary of MLGM, which had been guaranteed by MLGM called the loan and agreed to accept shares of MLGM common stock at $0.50 per share. The dollar value of these several transactions was $545,653 and the total shares issued were
1,091,307.

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

B. Preferred Stock

In August 1989, the Company established Series A $10.00
Preferred, convertible stock to be
issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through December 31, 2002, the
Company has granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock:
in 2000, 27,112 options were
exercised; in 2001, 53,782 options were exercised and in 2002
46,217 options were exercised,
leaving a balance of 174,496 Series A options.

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

ITEM 6. SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the Company incorporated by reference in this report. The Financial Statements have been prepared in accordance with accounting principles generally accepted, except as described in notes to the Company's Financial Statements for the year ended December 31, 2002. This information should be read in conjunction with such Financial Statements and the Notes thereto.




	Year ended December 31,	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share figures)

A.	Income,
Exploration Agreements 	$0	$0	$0	$0	$0
	B. Total Revenues		$0	$0	$0	$0	$0
	C. Income Gain(Loss) From Continuing Operations
	1. Dollars		$(9)	$7	$(18)	$57	$(75)
	2. Per Share,
	A. Primary		$(.002)	$.001	$(.004)	$.014	$(.019)
	B. Fully Diluted		$(.001)	$.001	$(.004)	$.012	$(.016)
	D. Total Assets      		$713	$709	$670	$664	$664
	E. Long Term Debt		$70	$65	$557	$490	$490
	F. Cash Dividends,
	 Declared/Paid		None	None	None	None	None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the twelve months ending December 31, 2002, the primary activities of the Company were:
(1) to maintain its existing land position within the Mother
Lode gold district of California
and (2) to assist its subsidiary, Pacific FarEast Minerals, Inc.

Consolidated operating loss for the twelve months ending
 December 31, 2002 was $9,429,
compared with a gain of $7,325 the twelve months ending December 31, 2001

In order to maintain operations of the Company, private loans were made by officers of the
Company.

In December 2000, the Company offered all holders of long-term loans and obligations the opportunity to convert those loans and obligations to common shares of the Company. The bases for the conversion were (1) the balance due on December 31, 2000 and (2) a rate of $0.50 per share. If all of these specific obligations of the Company had been converted, 1,032,246 new common shares would be issued. Not all holders of these obligations chose to exercise their right to convert. The final conversion was to convert $496,588 i n loans and obligations to
993,177 shares of common stock, an increase of 19% of the primary shares on December 31, 2000.
The conversion was reflected in form 10QSB for the period ending March 31, 2001

As of December 31, 2002 the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United
Gold Mines - $101,450 and
Pacific FarEast Minerals, Inc. - $6,053.

During the Year 2002 there were no placement sales of common stock. However, 253,738 shares of common stock were issued in 2002 from the exercise of Series A options for Deferred
Compensation.

As of December 31, 2002, there were 6,275,496 shares issued and outstanding.

Pacific FarEast Minerals, Inc. ("PFEM"). On November 11, 2002,
 the local government of Chong
Li informed PFEM that no new mining activity could be conducted on the PFEM properties due to new governmental regulations pertaining to water quality. The Central Government of China is concerned about environmental disturbance caused by mining activities in the watershed west of Beijing.

Following a series of meetings with local officials, PFEM and its Chinese partner, the Highly
Pure Quartz Mining Company, were given the opportunity by city and county officials to enter into a new joint venture in the northern most part of Chong Li County. PFEM plans to investigate what appears to be a new, highly prospectable mining district on the Jungger-Hegen fault zone on the northern margin of the North China Craton in the early spring of 2003.

PFEM, in conjunction with Golden Cycle Gold Exploration, Inc
("GCX"), a wholly owned
subsidiary of Golden Cycle Gold Corporation ("GCC") of Colorado Springs, Colorado, are currently investigating mining opportunities in the "Southern Craton" of China, running through the Province of Shaan Xi.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 2002

Northern Mines Inc. ("NMI"). The corporation did "Wind-up and
 Dissolved" effective
June 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
Refer to Item 14(a) of this
Report in response to this Item 8.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: 	Not Applicable



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2002 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each
person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one
class of directors; the term of all officers and directors expires annually.
Common Stock Beneficially
											Owned as
							Position 		of December 31, 2002
Name			Age 	Positions2 		Held Since		Number		Percent2

Peter S. Adams	49	Director (CD)	1984	290,2483	4.3%

Orville E. Anderson 77	Director,
		President
		Chief Operating
		Officer (A)	1997	111,1444	1.6%

Byron S. James	70	Director,
		Secretary		524,9446	7.7%
		Chief Financial
		Officer (ABD)	19765

Grant W. Metzger	86	Director	1978	45,2488	0.7%

Frank M. Orrell 	69	Director,		1,373,2759	20.2%
		Chairman,
		Chief Executive
		Officer (AC)	1974

All officers and directors as a group:		2,344,859	34.6%

Board Committees: (A) Executive (B) Audit (C) Compensation/Nomination (D) Budget

Footnotes to Table of Directors and Officers

1. Percentages are based on 6,275,494 total outstanding common shares plus 140,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 371,956 common shares by December 31, 2002

2. For directors, the term of office is until the next annual meeting of shareholders, for which no date has been determined. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the annual meeting of shareholders, unless the Board of Directors removes an officer during his or her term.

3. Includes 10,000 shares subject to immediately exercisable options, and 245,562 owned as a beneficiary under one of the four trusts created by Frank S. Adams, a deceased founder of the
Company, for his four children: Peter S. Adams, Edson Adams,
Analisa Adams, and Nora Adams
Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and
Peter S. Adams, a director.

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 11,144 shares of common stock by
December 31, 2002

5. Mr. James became a director and Executive Committee member in 1988.

6. Includes 10,000 shares subject to immediately exercisable options;
330 shares owned by
First Trust Corp., trustee for the joint benefit of Mr. James and his wife;
 340,349 shares
held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a minimum of 174,595 shares of common stock by
December 31, 2002.

7. Includes 10,000 shares subject to immediately exercisable options; 26,209 shares owned by the Metzger Family Trust, of which Mr. Metzger and his wife are trustees for the benefit of their children.

8. Includes 10,000 shares subject to immediately exercisable options; 1,150,217 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit
of their children; and additional options which could have been converted to a minimum of
186,217 shares of common stock by December 31, 2002.

Note: Each person named above also holds the same position(s) with the Company's affiliates,
Amador United Gold Mines and Pacific FarEast Minerals, Inc.

Narrative Information Concerning the Directors and Officers of the Company

Peter S. Adams has been an Account Manager with Sun Microsystems since July 1999: September
1994 through November 1999, Director of OEM Sales for Astound, Inc.
Mr. Adams is the son of
Frank P. Adams (deceased), a founder of Mother Lode Gold Mines Consolidated.

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

A. 2002 Compensation

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

As of December 31, 2002: (1) a combined total of 140,000 non-incentive options were outstanding:1995 Plan - 100,000 and Director's 1995 Plan - 40,000:
(2) a total of 220,944
deferred Series A compensation options were outstanding. The exercise price is $0.0001 for deferred Series A compensation options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2002 the only persons known by the Company to be officers and/or the
beneficial owners of more than 5% Mother Lode's common stock were:

	Names and Address of
	Beneficial Owner		Amount and Nature			Percent
	of Common Stock		of Beneficial Ownership		of Class 1

Orville E. Anderson			111,1442			1.6%
	1440 Concannon Boulevard
	Livermore, CA 94550

	Byron S. James			524,9443			7.7%
	1440 Concannon Boulevard
	Livermore, CA 94550

	Frank M. Orrell			1,373,2754			20.2%
	1440 Concannon Boulevard
	Livermore, CA 94550


1. Percentages are based on 6,021,756 total outstanding common shares plus 140,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 470,472 common shares by December 31, 2001

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to 11,114 shares of common stock by
December 31, 2001.

3. Includes 10,000 shares subject to immediately exercisable options;
330 shares owned by
First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 340,349 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a minimum of 174,595 shares of common stock by
December 31, 2002.

4. Includes 10,000 shares subject to immediately exercisable options; 1,373,275 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to a minimum of
186,217 shares of common stock by December 31, 2002

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

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
		(a) Consolidated Balance Sheets as of December 31, 2002 and 2001.
		(b) Consolidated Statements of Loss for the Years Ended
December 31, 2002 and 2001.
		(c) Consolidated Statements of Deficit for the Years Ended December 31, 2002 and 2001.
(d) Consolidated Statements of Changes in Cash Resources for the
Years Ended December 31, 2002 and 2001.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell_	_o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: March 10, 2003	Date: March 10, 2003


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
 Chief Financial
Officer, respectively of Mother Lode Gold Mines Consolidated
 (the "Company"), do
certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
1350, that:

(1) the Annual Report on Form 10KSB of the Company for the quarterly period ended
June 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or
15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell_	_o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: March 10, 2003	Date: March 10, 2003


The Balance of this Page Intentionally Left Blank



I, Frank M. Orrell, certify that:
1. I have reviewed this annual report on Form l0KSB of Mother Lode Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements. and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities. particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of
registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes i n internal controls or in other factors that could significantly affect internal controls subsequent to
the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 10, 2003


									o/s Frank M. Orrell_
Chairman, CEO



I, Byron S. James, certify that:
1. I have reviewed this annual report on Form l0KSB of Mother Lode Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the
statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls
or in other factors that could significantly affect internal controls subsequent to
the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 10, 2003

									o/s Byron S. James
Secretary, CFO




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2002 Unaudited)

ASSETS
	December 31	December 31
	2001	2001
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$115	82
	Prepaid expenses	0	0
	Total current assets	 115	82

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	94,0257	90,193
	Deposits	0	0
	Total other assets	712,589	708,525
TOTAL ASSETS	$712,704	$708,608

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$34,926	$26,110
	California income tax	11,256	11,231
Total current liabilities	46,182	37,341

Non-current liabilities
	Notes payable	11,751	7,068
	Deferred fees payable	58,303	58,303
	Deferred officer's salary	0	0
Total non-current liabilities	70,055	65,371

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	2001:	6,275,496
	2001:	6,021,756	6,641,029	6,453,367
Paid-in capital representing rights to acquire
a maximum of 924,918 shares (Note 4)	724,435	912,098
Deficit accumulated during development stage	(6,768,997)	(6,759,568)
Net stockholder's equity	596,468	605,896
		$712,704	$708,608

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2002 Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2002	2001	2000
Pre-operating revenues:
	Payments received under
	joint venture agreements:	0	0	0
	Investment income	0	0	0
	Other Income	5,777	5,155	11,727
	Sub-total	5,155	5,155	11,727

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0
	Loss on abandonment	0	0	    0
	Evaluation of mining properties	1,255	15,218	(2,000)
	Legal and accounting	 120	220	0
	Interest expense	10,284	8,584	28,606
	Administrative compensation	0	0	0
	Other administrative expense	3,4516,290	3,355
	Depreciation	0	0	0
	California Franchise tax	95	113	75
	Expense of uncompleted securities offering	0	0	0
	Other expenses	0	200,550	10
	Sub-total	15,205	230,974	30,046

Net operating income	(9,429)	(225,820)	(18,318)

Minority interest in loss of subsidiaries	0	223.145	(44)

Net gain/(loss)	$(9,429)	$7,325	`($18,362)

Primary gain/loss per share	$(0.002)	$0.001	($0.004)

Fully diluted gain/loss per share	$(0.001)	$0.001	($0.004)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2002 Unaudited)
	Dec. 31	Dec. 31	Dec. 31
	2002	2001	2000
Cash flows from operating activities:	$(9,429)	$7,325	($18,362)
Adjustments to reconcile net loss to
net cash used in operating activities:
	Depreciation and amortization	0	0	421
	Salaries and fees	0	0	423
	(Increase)Decrease in deposits	0	1,969	0
	(Increase)Decrease in pre-paid expenses	0	0	  0
	(Increase)Decrease in loans receivables	(4,064)	(40,775)	(2,906)
	Increase(Decrease) in accounts payables	8,816	  9,514	(12,313)
	Increase(Decrease) in long term loans	0	(117,324)	0
	Increase(Decrease) in deferred salaries	0	(182)	(31)
	Increase(Decrease) in income taxes payable	25	(1,376)	25
	(Increase) Decrease in property loss
	    due to abandonment	0	(238,670)	0
Gross cash used in operating activities	(4,651)	(379,519)	(15,225)

Cash flow from investing activities:
	Minority investment	 0 	8	(9)
	Purchase of equipment	0	0	0
	Proceeds from sale of equipment	0	0	0
	Purchase of mining property	0	0	0
Net cash provided by (used in) investing	0	8	(9)

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	0
	Proceeds from sale of company stock	187,663	917,623	    0
	Increase (Decrease) in expiration of
	    Series A Preferred Stock	(187,663)	(163,726)	(8,821)
	Increase (Decrease) in expiration of 1984
	    Option Plan, Deferred Compensation	0	0	0
	Net borrowing from notes payable	4,683	(374,314)	40,366
	Net cash provided by financing activities	4,683	379,583	31,545

	Net increase (decrease) in cash	33	72	(2,051)
	Cash, beginning of period	82	10	2,062
	Cash, end of period	$115	$82	$10

Supplemental schedule of non-cash investing and financing activities for the 347 months from inception to December 31, 2002.

The Company has satisfied various liabilities (Note 3) by issuance of stock or options
(Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options		Stock
	Salaries	$686,125
	Equipment		0	$5,000
	Total	$686,125	$5,000

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2002 Unaudited)
		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1998
	3,878,780	$4,982,795	$1,726,338	($6,805,299)

No shares were sold from Jan thru Dec 1999
Series A Preferred shares converted
    to common shares	153,390	278,313	(278,313)
Series A Preferred share options expired		(9,310)
1984 Stock option Plan Deferred Compensation
	Expiration of Options	41,250		(79,433)
Paid-in capital representing options to acquire
	a cumulative maximum of 1,442,544 common shares	0
December 31, 1999
   pre-operating net gain	        0	         0	         0	    56,758
As of December 31, 1999	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	 295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock,$0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	       0	       7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,568)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
	to common shares	 253,737	187,663	(187,663)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2002pre-operating
	net gain (loss)	        0	         0	       0	       (9,429)
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)






See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

B.	The accompanying statements for the years 2002, 2001 and 2000 have not been audited and
were prepared by the Company.

C.	The accounting records of the Company are maintained on the accrual basis.

D.	Office furniture owned by the Company was fully depreciated as of December 31, 1997.

E.	No federal income taxes have been paid or are payable by the
Company. Operating loss
carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured.
Net operating losses as of
December 31, 2002 are approximately $5.52 million.

F.	For purposes of the statement of cash flows, the Company
considers all highly liquid
debt instruments purchased with a maturity of three months or less to be cash equivalents.

G.	Primary earnings (loss) per share amounts are computed based on the weighted average
number of share actually outstanding plus the shares that would be o utstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock
equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was 6,275,494 and
6,021,765 at December 31, 2002 and 2001, respectively.

2.	DESCRIPTION OF SUBSIDIARIES

A.	Amador United Gold Mines.  The Company incorporated Amador
United Gold Mines ("Amador")
in California on March 1, 1984. The Company owns 48.37% of the outstanding shares of the common stock of Amador as of December 31, 2002. There was no activity by Amador in 2002, and as of the date of this Form 1OKSB, Amador is inactive.

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

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

B.	If all properties are retained, minimum lease payments are as follows:

	Year	Amount
	2003	$2,400
	2004	$2,400

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

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

The exercise prices of the foregoing options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.

B. Compensatory options issued for services and/or in satisfaction of indebtedness of Mother
Lode Gold Mines Consolidated:

(1)	Options on Series A Preferred stock, $10.00 per share
liquidation price, $.0001
exercise price, each convertible after six months to common stock for a minimum of 2.1316 shares, increasing at a rate of 10% per annum to a maximum of
 3.3368 shares after five years,
and if the common stock has not been registered under the Securities Act of 1933, then increasing at 10% per annum to 5.4901 until final expiration at the end of an additional five years.

As of December 31, 2002: (a) a total of 174,696 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock, and (b) 46,217 options were exercised for a total of
253,738 common shares of MLGM

Minimum common shares on conversion: 371,956
							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		 Option 		Debt Relief
Maximum, 5 year class	$.0001	 51,238
Maximum, 10 year class	$.0001	873,680
		924,918	$686,125

(2). Options on Series B Preferred stock, $10.00 per share liquidation price, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, ncreasing at a rate of
0.05 shares per annum to a maximum of 5.25 shares after five years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of
5.25 shares from the
fifth anniversary, until final expiration at the end of an additional five years.

Through December 31, 2002 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock. Minimum number of common shares, based on Fourth Anniversary June 2002: 25,069

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option 		Debt Relief
Maximum, 5 year class 	0.0001	25,069 	$47,748
Combined, Series A and Series B	949,987	$733,873

B.	A summary of the changes in outstanding Common Shares of
Mother Lode Gold Mines
Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common Stock

Balance January 1, 2002
	Series B Preferred	24,830
	Series A Preferred, 5 Year Expiration Class	76,502
	Series A Preferred, 10 Year Expiration Class	1,087,114
	Total	1,188,446
Net Changes, 2002
	Series B Preferred	239
	Series A Preferred, 5 Year Expiration Class	(25,264)
	Series A Preferred, 10 Year Expiration Class	(213,439)
Balance, December 31, 2002	949,987



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

4. Stock Option Plans (Continued)

2. Non-incentive Stock Options

Balance January 1, 2002	140,000
	Options Expired:	0
	Options Issued	           0
Balance, December 31, 2002	140,000

5.	OFFICE LEASE

The Company shares 775 square feet at 1440 Concannon Boulevard,
Livermore, California, a one-
story office building in a business park. The Company's share of the monthly rent is $260, plus tax and operating escalations.



MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2002, 2001 and 2000

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
	Indebtedness of:	I		Indebtedness to:
	Balance at			Balance at	Balance at			Balance at
Name of Person/entity	Beginning	Additions	Deductions
End	Beginning	Additions	Deductions	End

Unsolicited Subsidiaries
Amador United Gold Mines	$90,193	$0	$90,193
Other Affiliates
Frank P. Adams Trust				$3,641	    $3,641		$3,641
Analisa Adams				  0	0			0
Orrell & Company				  0	0			0
Frank M. Orrell				  3,279		0		3,279
Jacklyn A. Orrell				599			599
Byron S. James				  0	    x	0	0
Balances, December 31,2002	$90,193	$0	$90.193	$7,519	$	$0	7,519

Unsolicited Subsidiaries
Amador United Gold Mines	$49,418	$40,775	$90,193
Other Affiliates
Frank P. Adams Trust				$57,425	    $3,641	$57,425	$3,641
Analisa Adams				  71,452	0	71,452		0
Orrell & Company				  85,763	0	85,763		0
Frank M. Orrell				  75,960	3,279	75,960		3,279
Jacklyn A. Orrell				0	599			599
Byron S. James				  27,427	    x	27,427		0
Balances, December 31,2001	$49,418	$40,775	$90,193
$318,027	$7,519	$318,027	$7,519

Unsolicited Subsidiaries
Amador United Gold Mines	$46,512	$2,906	$49,418
Other Affiliates
Frank P. Adams Trust				54,525	2,899		$57,425
Analisa Adams				  67,753	3,699		71,452
Orrell & Company				  61,110	24,653		85,763
Frank M. Orrell				  72,306	3,654		75,960
Byron S. James				  25,722	1,705		27,427
Balances, December 31,2000	$46,512	$2,906	$49,418	$281,417	$36,610		$318,027






MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2002, 2001 and 2000

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification

December 31, 2002
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 2001
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 2000
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153


SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	 at Cost	Retirements	Other	End of Year

Classification
December 31, 2002
Equipment	$50,480				$50,480

Classification
December 31, 2001
Equipment	$50,480				$50,480

December 31, 2000
Equipment	$50,480				$50,480



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		24
	22	Subsidiaries of the Company			27


Note: Exhibits 2, 3, 4, 6, 7, 9, 10, 12, 14, 25 and 28 specified nder Item 601 of
Regulation S-K are not applicable and therefore are not include as Exhibits with this
Form 10-KSB





EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2002

Of


MOTHER LODE GOLD MINES CONSOLIDATED
And
CONSOLIDATED SUBSIDIARIES


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/02 	12/31/01 	12/31/00
For the period 02/08/74 thru 12/31/98 (A,B,C)	299
01/01/99 (C)		32,326	4,595,852	3
03/31/99 (C)		0	4,595,582	1
04/30/99 (D)		41,250	4,637,102	2
06/30/99 (C)		95,037	4,732,139	3
09/30/99 (C)		28,713	4,760,852	3
12/31/99 (C)		31,640	4,792,044	3			14,377,476
03/31/00 (C)		32,342	4,824,834	3			14,474,502
06/30/00 (C)		32,342	4,857,176	3				14,571,528
09/30/00 (C)		36,141	4,893,317	3			14,679,951
12/31/00 (C)		42,450	4,935,767	3		14,807,301
03/31/01 (C,E)	1,163,447	6,099,214	3		18,297,642
06/30/01 (C,F)	487,626	6,587,840	3	19,763,520
09/30/01	 (C)	75,494	6,663,334	3	19,990,002
12/31/01	 (C)	75,494	6,738,828	3	19,763,520
03/31/02 (C)		75,494	6,814,322	3	20,442,966
06/30/02 (C	)	74,226	6,888,548	3	20,665,644
09/30/02	 (C)	52,009	6,940,557	3	20,821,761
12/31/02	 (C)	52,009	6,992,566	0	0	0	0
			81,693,801	72,858,465	58,103,457

MONTHS			12	12	12

WEIGHTED AVERAGE SHARES		6,807,817	6,071,538	4,841,955

NET INCOME/(LOSS)		$(9,429)	$7,325	($18,362)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED		$(.001)	$0.001	($0.004)

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


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/02 	12/31/01 	12/31/00
For the period 02/08/74 thru 12/31/98(A,B,C)	299
01/01/99 		0	3,878,780	3
03/31/99 		0	3.878,780	1
04/30/99 		41,250	3,920,030	2
06/30/99 (C		95,037	4,015,067	3
09/30/99 (D)		28,713	4,043,780	3
12/31/99 (D)		31,640	4,075,420	3			12,226,260
03/31/00 (D)		32,342	4,107,762	3			12,323,286
06/30/00 (D)		32,342	4,140,104	3				12,420,312
09/30/00 (D)		36,141	4,176,245	3			12,528,735
12/31/00 (D)		42,450	4,218,695	3		12,656,085
03/31/01 (D,E)	1,163,447	5,382,142	3		16,146,426
06/30/01 (D,F)	487,626	5,870,768	3		17,612,304
09/30/01	 (D)	75,494	5,946,262	3		17,838,786
12/31/01	 (D)	75,494	6,021,756	3	17,612,304
03/31/02 (D)		75,494	6,097,250	3	18,291,750
06/30/02 (D)		74,226	6,171,476	3	18,514,428
09/30/02	 (D)	52,009	6,223,485	3	18,670,455
12/31/02	 (D)	52,009	6,275,494	0	0	0	0
								73,088,937	64,253,601	49,498,593

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES		6,090,745	5,354,467	4,841,955

NET INCOME/(LOSS)		$(9,429)	$7,325	($18,362)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED			$(.002)	$0.001	($0.004)

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

For the Year Ending
December 31, 2002

Of

MOTHER LODE GOLD MINES CONSOLIDATED



Subsidiaries of Mother Lode Gold Mines Consolidated (the "Company") and the percentage ownership by the Company are as follows:

	Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 30.84% the outstanding common shares (the only outstanding security) of PFEM.

	Amador United Gold Mines ("AUGM") The Company owns 48.37% of the outstanding common shares (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). NMI did "Wind-up and Dissolve" effective June 30, 2001.

AUGM is a California corporation and PFEM is a Nevada corporation. Each corporation does business only under its corporate name.
DRAFT 3-4-03		Sequential Page Number 12
	Sequential Page 22