Form 10QSB
period 2003-01-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2003-08-06
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For The Quarter Ended: March 31, 2003
_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

           CALIFORNIA							94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

       1440 CONCANNON BOULEVARD
      	LIVERMORE, CA						94550
(Address of principal executive offices)				(Zip Code)

Company's telephone number, including area code:		(925) 455-0802

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Indicate by check mark whether the Company (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. 		            Yes  X                       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

				Class					Outstanding

			Common Stock,					6,327,504
			without par value				as of March 31, 2003



										  Total Pages:   15
									Exhibit Index on Page: 12





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2003 The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002		3

Consolidated Statement of Operations for the 3-month period ending March 31,
2003.													4

Consolidated Statement of Cash Flows for the 3-month period ending March 31,
2003													5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to March 31, 2003.										6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2003 Unaudited)
ASSETS

	March 31	December 31
	2003	2002
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$16	$115
	Total current assets	 16	115

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	95,357	94,257
	Total other assets	713,869	712,589
		$713,705	$712,704

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$37,137	$34,926
	California income tax	11,256	11,256
Total current liabilities	48,393	46,182

Non-current liabilities
	Notes payable	14,734	11,751
	Deferred fees payable	58,303	58,303
	Total non-current liabilities	73,037	70,055

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31
	2003: 6,327,504
	2002: 6,097,254		6,679,774	6,641,029
Paid-in capital representing rights to
acquire a maximum of 914,274 shares
(See Note 3)	685,691	724,435
Deficit accumulated during development stage	(6,773,190)	(6,768,997)
Net stockholder's equity	592,275	549,468
		$713,705	$712,704

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2003 Unaudited)
	Three Months Ended
	Mar. 31	Mar. 31
	2003	2002
Pre-operating revenues:
	Payments received under
	joint venture agreements:	$0	$0
	Investment income	0	0
	Other Income	1,361	279
		Sub-total	1,361	279

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0
	Loss on abandonment	0	0
	Evaluation of mining properties	1,200	655
	Legal and accounting	25	10
	Interest expense	2,650	2,124
	Administrative compensation	0	0
	Other administrative expense	1,629	1,111
	Depreciation/Amortization	 0	0
	California Franchise tax	50	0
	Expense of uncompleted
	    securities offering	0	0
	Other expenses	0	0
		Sub-total	  5,554	3,899

Net operating income	(4,193)	(3,620)

Net gain/(loss)	($4,193)	($3,620)

Primary gain/(loss) per share	($0.001)	($0.001)

Fully diluted gain/(loss) per share	($0.001)	($0.001)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2003 Unaudited)

	Three Months Ended
	Mar. 31	Mar. 31
	2003	2002
Cash flows from operating activities:	($4,193)	($3,620)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	0	0
	(Increase) Decrease in pre-paid expenses	0	  0
	(Increase) Decrease in loans receivables	(1,100)	24
	Increase (Decrease) in accounts payables	2,211	2,199
	Increase (Decrease) in long term loans	0	0
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	0
	(Incr)Decr in property loss from abandonment	0	0
Gross cash used in operating activities	1,111	2,224
Cash flow from investing activities:
	Minority investment	0 	0
	Purchase of equipment	0	0
	Proceeds from sale of equipment	0	0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	0
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(38,745)	(56,241)
	Proceeds from sale of company stock	38,745	56,241
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Conversion of debts and obligations	0	0
Net borrowing from notes payable	2,983	2,554
Net cash provided by financing activities	2,983	2,554
	Net increase (decrease) in cash	$(99)	$1,158
	Cash, beginning of period	115	83
	Cash, end of period	$16	$1,241

A. Supplemental schedule of non-cash investing and financing activities for the
338 months from inception to March 31, 2003:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:

		Stock Options	Stock
	Salaries	$674,377
	Lease Payments	47,748
	Equipment	  _    0	$5,000
	Total	$722,125	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2003 Unaudited)

		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1999
As of December 31, 1999	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares		0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,578)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
	to common shares	253,737	187,663	(187,663)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares		0
December 31, 2002 pre-operating
	net gain (loss)	        0	         0	         0	    9,429
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)

No shares were sold from Jan thru Mar 2003
Series A Preferred shares converted
    to common shares	 52,008	38,745	(38,745)
Paid-in capital representing options to acquire
	a cumulative maximum of 889,444 common shares	0
March 31, 2003
   pre-operating net gain	        0	         0	         0	    (4,193)
As of March 31, 2003	6,327,504	$6,679,774	$685,691	($6,773,189)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2002.

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
A.	The Company currently has property rights only in El Dorado County on
584.07 acres in the "Big Canyon" mining area in El Dorado County, California, which acreage is leased from the Big Canyon Mining and Cattle Corporation. The lease, with an option to purchase for surface and mineral rights was made effective July 1, 1996 and amended on January 1, 2001. Details of the lease and purchase option have been included in all Form 10 reports filed in the year 2001.

	B.	Minimum Annual Land Lease Payments
Assuming these properties are retained, and the payment schedule agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:
			Year				  Amount
	2003(9 months)	$1,200
	2004	$2,400
	2005	$2,400

3.	STOCK OPTION PLANS
	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan

The Company options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized commencing on the following page:




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

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

Through March 31, 2003, a total of 165,023 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 335,397
Maximum, 5 years class:	.0001	 25,619
Maximum, 10 years class:	.0001	863,825
	889,444			$674,377

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

Through March 31, 2003 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class	.0001	24,830	$47,748
Combined Series A and Series B
Total amount of expense relief (Series A and Series B)		$722,125


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

c. Changes in options outstanding, as of March 31, 2003 follow:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2003
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class 	     51,238
   Series A Preferred, 10-year expiration class	   873,680
	Total	949,748
   Net Changes as of March 31, 2003
   Series A Preferred, 5-year expiration class	     (25,619)
   Series A Preferred, 10-year expiration class	      (9,855)
   Balance, March 31, 2003	  914,274

4.	OFFICE LEASE

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


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a First Quarter 2003 loss of $4,193. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of March 31, 2003, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,475.

As of February 17, 2003, Pacific FarEast Minerals (PFEM) converted certain obligations, which included advances of $6,274.33 from MLGM, to common stock of PFEM, at a conversion price of $0.18138/share. MLGM received 34,591 common shares of PFEM, giving a total holding by MLGM of 2,074,591 common shares of PFEM. This constitutes 26.21% of the 7,916,362 shares of common stock of PFEM issued and outstanding.

The total number of common shares of the Company as of March 31, 2003 is 6,327,504.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through March 31, 2003 and are in effect as of the date of this report.

	For the quarter ending March 31, 2003 no options were issued. To date, 350,000 shares have been authorized and options for 165,023 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of March 31, 2003, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the First Quarter 2003. The Company owns 48.37 % of the common stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. ("PFEM") During the First Quarter 2003, PFEM focused its exploration efforts toward acquiring mining rights in the People's Republic of China. PFEM is jointly pursuing mining projects with Golden Cycle Gold Corporation, Colorado Springs, Colorado. (Two of the Company's directors, Messrs. Orrell and Anderson are directors of PFEM and of Golden Cycle Gold Corporation).

The Company owns 26.21% of the common stock (the only outstanding security) of PFEM.

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

Exhibit 11, Statement re Computation of Per Share Earnings which Exhibit begins at Sequential Page 14.

No reports on Form 8-K were filed during the period of this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell______	o/s Byron S. James_
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: May 23, 2003	Date: May 23, 2003

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

o/s Frank M. Orrell______	o/s Byron S. James_
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: May 23, 2003	Date: May 23, 2003



I, Frank M. Orrell, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities. particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 23, 2003


									o/s Frank M. Orrell
Chairman, CEO


I, Byron S. James, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 23, 2003
									o/s Byron S. James
Secretary, CFO


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/03 	3/31/02 	12/31/02
For the period 02/08/74 thru 12/31/99A,B,C)
01/01/00				4,792,492
03/31/00 (C)		32,342	4,824,834
06/30/00 (C)		32,342	4,857,176
09/30/00 (C)		36,142	4,893,317
12/31/00 (C)		42,450	4,935,767
03/31/01 (C,E)1,163,447	6,099,214
06/30/01 (C,F)		487,626	6,587,840
09/30/01 (C)		75,494	6,663,334
12/31/01 (C)		75,494	6,738,828			20,216,484	20,216,484
03/31/02 (C)		75,494	6,814,322				20,442,966
06/30/02 (C)		74,226	6,888,548				20,665,644
09/30/02 (C)		52,009	6,940,557				20,821,761
12/31/02 (C)		52,009	6,992,566		20,977,698
03/31/03 (C)		52,008	6,747,897		0	0	0
						20,977,698	20,216,484	82,146,855

MONTHS				3	3		12

WEIGHTED AVERAGE SHARES	6,992,566	6,738,828	6,845,571

NET INCOME/(LOSS)	($4,193)	($3,620)	($9,429)

EARNINGS/(LOSS) PER SHARE
FULLY DILUTED		($0.001)	($0.001)	($0.001)1

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



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/03 	3/31/02 	12/31/02
For the period 02/08/74 thru 12/31/99A,B,C)
01/01/00				4,075,420
03/31/00 (C)		32,342	4,107,762
06/30/00 (C)		32,342	4,140,104
09/30/00 (C)		36,142	4,176,245
12/31/00 (C)		42,450	4,218,695
03/31/01 (C,E)1,163,447	5,382,142
06/30/01 (C,F)		487,626	5,870,768
09/30/01 (C)		75,494	5,946,262
12/31/01 (C)		75,494	6,021,759			18,065,268	18,065,268
03/31/02 (C)		75,494	6,097,254				18,291,750
06/30/02 (C)		74,226	6,171,480				18,514,428
09/30/02 (C)		52,009	6,223,488				18,670,455
12/31/02 (C)		52,009	6,275,496		18,826,482
03/31/03 (C)		52,008	6,327,504		0	0	0
						18,826,482	18,065,268	73,541,901

MONTHS				3	3		12

WEIGHTED AVERAGE SHARES	6,275,494	6,021,756	6,128,492

NET INCOME/(LOSS)	($4,193)	($3,620)	($9,429)

EARNINGS/(LOSS) PER SHARE	($0.001)	($0.001)	($0.002)
PRIMARY

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an
82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Includes the exercise and conversion of Series A preferred shares previously issued which were converted on this date.
(D) Exercise of 1984 Stock Option Plan for deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares of common stock issued for conversion of MLGM long-term obligations and 98,130 shares of common stock for assumption of AUGM indebtedness to
Boydstun & Klingner.
(F) Includes 416,486 shares of MLGM common stock issued to shareholders of Northern
Mines, Inc. ,an 82% owned subsidiary of MLGM, upon
Northern Mines, Inc. dissolution.
		Sequential Page Number 15