Form 10QSB
period 2003-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2003-10-21
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	For The Quarterly Period Ended: June 30, 2003

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. (NO FEE REQUIRED)
	For the Transition Period from _________to ___________.

	Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

	CALIFORNIA	94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1440 CONCANNON BOULEVARD, LIVERMORE, CA 94550
(Address of principal executive offices)

(925) 455-0802
Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 0r 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. ? Yes ? No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
	Common Stock,	6,379,512
	without par value	as of June 30, 2003

Transitional Small Business Disclosure Format (Check One): Yes ?  No ?

	  Total Pages:   15
	Exhibit Index on Page: 13





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2003 The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003


TABLE OF CONTENTS

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002		3

Consolidated Statement of Operations for the 6-month period ending
June 30, 2003.											4

Consolidated Statement of Cash Flows for the 6-month period ending
June 30, 2003											5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to June 30, 2003										6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2003 Unaudited)
ASSETS

	June 30	December 31
	2003	2002
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$127	$115
	Total current assets	  127	115

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	96,482	94,257
	Total other assets	714,814	712,589
		$714,940	$712,704

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$39,352	$34,926
	California income tax	11,256	11,256
Total current liabilities	50,607	46,182

Non-current liabilities
	Notes payable	15,809	11,751
	Deferred fees payable	58,303	58,303
	Total non-current liabilities	74,112	70,055

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, June 30,
	2003: 6,379,512
	2002: 6,171,477		6,718,518	6,641,029
Paid-in capital representing rights to
acquire a maximum of 879,039 shares
(See Note 3)	646,946	724,435
Deficit accumulated during development stage	(6,775,244)	(6,768,997)
Net stockholder's equity	590,221	549,468
		$714,940	$712,704


See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2003 Unaudited)
	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2003	2002	2003	2002
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	$0	$0	$0
	Interest Income	1,195	2,464	2,556	2,743
		Sub-total	1,195	2,464	2,556	2,743

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0
	Evaluation of mining properties	0	655	1,200	655
	Legal and accounting	0	0	25	0
	Interest expense	2,205	3,630	4,855	 5,754
	Administrative compensation	0	0	0	0
	Other administrative expense	1,044	1,002	2,673	2,113
	Depreciation/Amortization	0	0	0	0
	California Franchise tax	0	25	50	25
	Other expenses	0	0	0	0
		Sub-total	  3,249	4,658	8,803	8,557

Net operating income	(2,054)	(2,193)	(6,247)	(5,813)

Net gain/(loss)	($2,054)	($2,193)	($6,247)	$(5,813)

Primary gain/(loss) per share	($0.000)	($0.000)	($0.001)	($0.001)

Fully diluted gain/(loss) per share	($0.000)	 ($0.000)	($0.001)	($0.001)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2003 Unaudited)

		Six Months Ended
	Jun 30	Jun 30
	2003	2002
Cash flows from operating activities:	($6,247)	(5,813)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	0	0
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(2,225)	(1,101)
	Increase (Decrease) in accounts payables	4,426	4,402
	Increase (Decrease) in long term loans	0	0
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	25
	Incr (Decr) Minority Interest due to Dissolution	0	0
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	2,201	3,326
Cash flow from investing activities:
	Minority investment	0	0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	0
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(77,489)	(110,173)
	Proceeds from sale of company stock	77,489	110,173
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Net borrowing from notes payable	4,058	3,767
Net cash provided by financing activities	4,058	3,767
	Net increase (decrease) in cash	$12	$1,280
	Cash, beginning of period	115	83
	Cash, end of period	$127	$1,363

A. Supplemental disclosures of cash flow information for the 338 month since inception to June 30, 2003
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the
353 months from inception to June 30, 2003
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$596,888
	Lease Payments	47,748
	Equipment	    _    0	$5,000
	Total	$644,636	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2003 Unaudited)
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1999
	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,578)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
    to common shares	253,737	187,663	(187,663)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 1,090,930 common shares
	Series B of 25,068 common shares			0
December 31, 2002
   Pre-operating net gain	        0	         0	         0	    9,429
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)

No shares were sold from Jan thru Jun 2003
Series A Preferred shares converted
    to common shares	 104,016	77,489	(77,489)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 853,970 common shares
	Series B of 25,069 common shares			0
June 30, 2003
   Pre-operating net gain	        0	         0	         0	    (5,813)
As of June 30, 2003	6,379,512	$6,718,518	$646,946	($6,775,244)



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended JUNE 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2002.

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
		Year					 Amount
	2003(6 months)	$1.200
	2004	$2,400
	2005	$2,400

3.	STOCK OPTION PLANS
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

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

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

Through June 30, 2003, a total of 155,550 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Minimum: 315,204
Maximum, 10 years class:	.0001	853,970
		853,970	$596,888

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

Through June 30, 2003 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Minimum: 4,775
Maximum, 5 year Class	.0001	25,068	$ 47,748
Total amount of expense relief (Series A and Series B)	$644,636



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

c. A changes in options outstanding, as of June 30, 2003 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2003
   Series B Preferred	24,830
   Series A Preferred, 5-year expiration class	51,238
   Series A Preferred, 10-year expiration class	873,680
	Total	949,748
   Net Changes, 2003
   Series B Preferred, 10 year expiration class	239
Series A Preferred, 5-year expiration class	(51,238)
   Series A Preferred, 10-year expiration class	(19,710)
   Balance, JUNE 30, 2003	879,039

4.	OFFICE LEASE

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


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company") showed a Second Quarter 2003 loss of $5,813. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of June 30, 2003 the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,517. Advances to Pacific FarEast Minerals, Inc. of $6,247.33 were converted to 34,591 shares of common stock of PFEM on February 17, 2003.

The total number of common shares of the Company as of June 30, 2003 is 6,379,512.

Cash payments for officer's compensation were suspended effective October 1, 1988, and remain in effect through June 30, 2003 and are in effect as of the date of this report. To date, 350,000 shares have been authorized and options for 155,550 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of June 30, 2003, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). AUGM owns 75,000 common shares of Sutter Creek Venture, located in Sutter Creek, California. Which is managed by U.S. Energy Systems of Riverton, Wyoming. AUGM also owns the mineral rights to
208.5 acres of the former Argonaut mine, located in the city of Jackson, California, one of California's most productive and famous gold mines. There was no activity by this corporation during the Second Quarter 2003. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. ("PFEM") Effective August 16, 2003, PFEM entered into an Agreement with the Gold Company of Weichang ("GCW") of Weichang County, Hebei Province, China for the mineral exploration of a 6,000 square kilometer (approximately 2,300 square miles) Area of Interest. This agreement provides that the two companies will cooperate in prospecting efforts in the area of Interest. PFEM will obtain a Business License, as a non-legal person status from the Chinese government. The Prospecting License is then obtained from the Province of Hebei. If the initial prospecting results are favorable, then a Joint Venture will be formed for the development and operation of the ore body. PFEM will own 77.5% of the joint venture and GCW will own 22.5%.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 8, 2003	Date: October 8, 2003
CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 8, 2003	Date: October 8, 2003



I, Frank M. Orrell, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 8, 2003


									o/s Frank M. Orrell
Chairman, CEO


I, Byron S. James, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 8, 2003

									o/s Byron S. James
Secretary, CFO


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/03 	6/30/02 	6/30/03 	6/30/02	12/31/02

From 2/08/74 thru 12/31/99(A,B,C,D)	311
01/01/00 (C)		31,640	4,792,492	3
03/31/00 (C)		32,342	4,824,834	3
06/30/00 (C)		32,342	4,857,176	3
09/30/00 (C)		36,141	4,893,317	3
12/31/00 (C)		42,450	4,935,767	3
03/31/01 (C,E)1,163,447	6,099,214	 3
06/30/01 (C,F)	488,626	6,587,840	 3
09/30/01 (C)		75,494	6,663,334	3
12/31/01 (C)		75,494	6,738,828	3
03/31/02 (C)		75,495	6,814,322	 3					20,216,484	20,216,484
06/30/02	 (C)		74,266	6,888,548	3		20,442,966		20,442,966	20,442,966
09/30/02 (C)		52,009	6,940,557	 3					20,665,644
12/31/02 (C)		52,009	6,992,566	3			20,977,698		20,821,671
03/31/03 (C)		52,009	7,044,575	 3	21,133,725		21,133,725
06/30/03 (C)		52,009	7,096,584	0
				353	21,133,725	20,442,966	42,111,423	40,569,450	82,146,765
MONTHS									3		3		6	6	12
WEIGHTED AVERAGE SHARES	7,044,575	6,814,322	7,018,571	6,776,575	6,845,564

NET INCOME/(LOSS))	($2,054)	($2,193)	($6,247)	($5,813)	($9,492)

EARNINGS/(LOSS)PER SHARE
FULLY DILUTED	($0.000)	($0.000)	($0.001)	($0.001)	($0.001)

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




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)
	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/03 	6/30/02 	6/30/03 	6/30/02	12/31/02

From 2/08/74 thru 12/31/99(A,B,C,D)	311
01/01/00 (C)		0	4,075,420	3
03/31/00 (C)		32,342	4,107,762	3
06/30/00 (C)		32,342	4,140,104	3
09/30/00 (C)		36,141	4,176,245	3
12/31/00 (C)		42,450	4,218,695	3
03/31/01 (C,E)1,163,447	5,382,142	 3
06/30/01 (C,F)	488,626	5,870,768	 3
09/30/01 (C)		75,494	5,946,262	3
12/31/01 (C)		75,494	6,021,756	3					17,612,304	17,612,304
03/31/02 (C)		75,495	6,097,250	 3		17,838,786			17,838,786	17,838,786
06/30/02	 (C)		74,266	6,171,476	3					18,065,268
09/30/02 (C)		52,009	6,223,485	 3					18,291,750
12/31/02 (C)		52,009	6,275,494	3			18,514,428
03/31/03 (C)		52,009	6,327,503	 3	18,670,455		18,670,455
06/30/03 (C)		52,009	6,379,512	0
				353	18,670,455	17,838,786	37,184,883	34,451,090	71,808,108
MONTHS									3		3		6	6	12
WEIGHTED AVERAGE SHARES	6,223,485	5,946,262	6,197,481	5,908,515	5,984,009

NET INCOME/(LOSS))	($2,054)	($2,193)	($6,247)	($5,813)	($9,492)

EARNINGS/(LOSS)PER SHARE - Primary 	($0.000)	($0.000)	($0.001)	($0.001)	($0.002)

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