Form 10QSB
period 2003-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2004-01-12
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	For The Quarterly Period Ended: September 30, 2003

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

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. ? Yes ? No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
	Common Stock,	6,431,520
	without par value	as of September 30, 2003


	 Total Pages: 16
	Exhibit Index on Page: 11





	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2003. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003


TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

Consolidated Statement of Operations for the 9-month period ending
September 30, 2003.										4

Consolidated Statement of Cash Flows for the 9-month period ending
September 30, 2003										5

Consolidated Statements of Stockholder's Equity from inception on February 8,
1974 to September 30, 2003.									6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2003 Unaudited)
ASSETS

	September 30	December 31
	2003	2002
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$120	$115
	Total current assets	  120	115

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	97,619	94,257
	Total other assets	715,951	712,589
		$716,071	$712,704

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$41,569	$34,926
	California income tax	11,256	11,256
Total current liabilities	52,825	46,182

Non-current liabilities
	Notes payable	18,167	11,751
	Deferred fees payable	58,303	58,303
	Total non-current liabilities	76,470	70,055

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30
	2003: 6,431,520
	2002: 6,223,448		6,757,263	6,641,029
Paid-in capital representing rights to
acquire a maximum of 879,039 shares
(See Note 3)	608,202	724,435
Deficit accumulated during development stage	(6,778,689)	(6,768,997)
Net stockholder's equity	586,775	549,468
		$716,071	$712,704

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2003 Unaudited)
	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2003	2002	2003	2002
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	$0	$0	$0
	Interest Income	1,157	1,846	3,713	4,589
		Sub-total	1,157846	1,846	3,713	4,589

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0
	Evaluation of mining properties	1,200	600	2,400	1,255
	Legal and accounting	255	0	280	0
	Interest expense	2,376	2,259	7,230	8,013
	Administrative compensation	0	0	0	0
	Other administrative expense	772	843	3,445	2,956
	Depreciation/Amortization	0	0	0	0
	California Franchise tax	0	0	50	25
	Other expenses	0	0	0	0
		Sub-total	4,602	3,701	13,406	12,258

Net operating income	(3,445)	(1,855)	(9,692)	(7,669)

Minority interest in loss of
subsidiaries	0	0	0	0

Net gain/(loss)	($3,445)	($1,855)	($9,692)	($7,669)

Primary gain/(loss) per share	($0.001)	($0.000)	($0.002)	($0.001)

Fully diluted gain/(loss) per share	($0.000)	($0.000)	($0.001)	($0.001)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2003 Unaudited)

		Nine Months Ended
	Sep 30	Sep 30
	2003	2002
Cash flows from operating activities:	($9,692)	($7,669)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	0	0
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(3,362)	(2,927)
	Increase (Decrease) in accounts payables	6,643	6,607
	Increase (Decrease) in long term loans	0	0
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	0
	Incr (Decr) Minority Interest due to Dissolution	0	0
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	(3,281)	(3,963)
Cash flow from investing activities:
	Minority investment	0 	0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	0
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(116,234)	(148,918)
	Proceeds from sale of company stock	116,234	148,918
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Net borrowing from notes payable	6,416	3,970
Net cash provided by financing activities	6,416	3,970
	Net increase (decrease) in cash	($7)	$7
	Cash, beginning of period	127	83
	Cash, end of period	$120	$90

A. Supplemental disclosures of cash flow information for the 356 month since inception to September 30, 2003
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the
356 months from inception to September 30, 2003:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$569,891
	Equipment	  _    0	$5,000
	Total	$569,891	$5,000
See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2003 Unaudited)
Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 1999
	4,075,420	$5,261,108	$1,359,282	($6,748,541)

No shares were sold from Jan thru December 2000
Series A Preferred shares converted
    to common shares	143,275	218,394	(218,394)
Series A Preferred options expired			(8,821)
Paid-in capital representing options
to acquire a cumulative maximum of
1,402,120 common shares			0
December 31, 2000
   pre-operating net loss	        0	         0	        0	(18,362)
As of December 31, 2000	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	         0	    7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,578)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
    to common shares	253,737	187,663	(187,663)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 1,090,930 common shares
	Series B of 25,068 common shares			0
December 31, 2002
   Pre-operating net gain	        0	         0	         0	    9,429
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)

No shares were sold from Jan thru Sep 2003
Series A Preferred shares converted
    to common shares	 156,024	116,234	(116,234)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 801,963 common shares
	Series B of 25,068 common shares			0
September 30, 2003
   pre-operating net gain	        0	         0	         0	    (9,692)
As of September 30, 2003	6,431,250	$6,757,263	$608,202	($6,778,689)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2002.

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

	c. Minimum Annual Land Lease Payments
The minimum monthly payments are subject to adjustments if the highest price of gold for the prior six months rises above $375 per ounce. During the last six months of 2003, the gold price at the London fixing rose above $375 for an extended time period. Thus for the fourth year of the Lease (2004), the monthly rent increases to $400. Assuming there are no further adjustments due to the increase of the gold price, the minimum payments are as follows:
		Year					 Amount
	2003(3 months)	$0
	2004	$4,800
	2005	$4,800

3.	STOCK OPTION PLANS
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


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

Through September 30, 2003, a total of 146,077 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   		or Debt
Relief
Maximum, 5 years class:	.0001	 0
Maximum, 10 years class:	.0001	801,963
		801,963	$569,891

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

Through September 30, 2003 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under  Option   		or Debt
Relief
Maximum, 5 year Class	.0001	25,069	$ 47,748
Total amount of expense relief (Series A and Series B)	$617,639



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

3.	STOCK OPTION PLANS, Continued

c. Changes in options outstanding, as of September 30, 2003 follow:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2003
   Series B Preferred	25,069
   Series A Preferred, 5-year expiration class 	51,238
   Series A Preferred, 10-year expiration class	   873,680
	Total	949,987
   Net Changes, 2003
   Series A Preferred, 5-year expiration class	(51,238)
   Series A Preferred, 10-year expiration class	   (71,717)
   Balance, September 30, 2003	827,032

4.	MINORITY INTEREST IN SUBSIDARIES

	Northern Mines Inc was "wound-up and dissolved effective June 30, 2001, necessitating the write-off.

5.	OFFICE LEASE

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


(The balance of this page intentionally left blank)




Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company") showed a Third Quarter 2003 loss of $9,692. The Company has no current cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

	As of September 30, 2003, the Company had outstanding advances for land and administrative services to subsidiary corporations as follows: Amador United Gold Mines - $101,517; Pacific FarEast Minerals, Inc. - $255.

The total number of common shares of the Company as of September 30, 2003 is 6,431,520.

Cash payments for officer's compensation were suspended effective October
1, 1988, and remain in effect through September 30, 2003 and are in effect as of the date of this report. To date, 350,000 shares have been authorized and options for 146,077 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of September 30, 2003, and for the three-month and nine month periods then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). AUGM owns 75,000 common shares of Sutter Creek Venture, located in Sutter Creek, California. Which is managed by U.S. Energy Systems of Riverton, Wyoming. AUGM also owns the mineral rights to
208.5 acres of the former Argonaut mine, located in the city of Jackson, California, one of California's most productive and famous gold mines. There was no activity by this corporation during the Third Quarter 2003. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM.

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

Subsequent to signing this agreement, PFEM has diligently pursued all activities required to meet their obligations. The primary activities have been the development of the preliminary exploration program, and corresponding budget, in cooperation with Dr. Wu Zhenham, Deputy Director of the Institute of Geomechanics, Chinese Academy of Geologic Sciences.

PFEM proposes to raise $3,000,000 in operating capital through a Privet Placement in early 2004. Additionally, PFEM is evaluating the advantages of merging with an existing mining corporation which is inactive, but will enhance the attractiveness of PFEM at the time of the offering. MLGM is one such company.

The Company owns 31.7% of the common stock (the only outstanding security) of PFEM.

Item 3. Controls and Procedures

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

	o/s FRANK M. ORRELL
Date: December 17, 2003	Frank M. Orrell,
	Chairman, CEO


	o/s BYRON S. JAMES
Date: December 17, 2003	Byron S. James,
	Chief Financial Officer


The Balance of this Page Intentionally Left Blank




CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s FRANK M. ORRELL	o/s BYRON S. JAMES
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: December 17, 2003	Date: December 17, 2003



The Balance of this Page Intentionally Left Blank


I, Frank M. Orrell, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements. and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities. particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 17, 2003




	o/s FRANK M. ORRELL
Chairman, CEO


I, Byron S. James, certify that:
1. I have reviewed this quarterly report on Form l0QSB of Mother Lode
Gold Mines Consolidated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 17, 2003


		o/s BYRON S. JAMES
Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/03 	9/30/02 	9/30/03 	9/30/02	12/31/02

From 2/08/74 thru 12/31/99(A,B,C,D)	311
01/01/00 (C)		31,640	4,792,492	3
03/31/00 (C)		32,342	4,824,834	3
06/30/00 (C)		32,342	4,857,176	3
09/30/00 (C)		36,141	4,893,317	3
12/31/00 (C)		42,450	4,935,767	3
03/31/01 (C,E)1,163,447	6,099,214	 3
06/30/01 (C,F)	488,626	6,587,840	 3
09/30/01 (C)		75,494	6,663,334	3
12/31/01 (C)		75,494	6,738,828	3					20,216,484	20,216,484
03/31/02 (C)		75,495	6,814,322	 3					20,442,966	20,442,966
06/30/02	 (C)		74,266	6,888,548	3		20,665,644		20,665,644	20,665,644
09/30/02 (C)		52,009	6,940,557	 3					20,821,671
12/31/02 (C)		52,009	6,992,566	3			20,977,698
03/31/03 (C)		52,009	7,044,575	 3			21,133,725
06/30/03 (C)		52,009	7,096,584	3	21,289,752		21,289,752
09/30/03 (C)		52,009	7,148,593	 0
				356	21,289,752	20,665,644	63,401,175	61,325,094	82,146,765
MONTHS									3		3		9	9	12
WEIGHTED AVERAGE SHARES	7,096,584	6,888,548	7,044,575	6,813,899	6,845,564

NET INCOME/(LOSS))	($3,445)	($1,855)	($9,692)	($7,669)	($9,492)

EARNINGS/(LOSS)PER SHARE
FULLY DILUTED	($0.000)	($0.000)	($0.001)	($0.001)	($0.001)

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




MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)
	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/03 	6/30/02 	6/30/03 	6/30/02	12/31/02

From 2/08/74 thru 12/31/99(A,B,C,D)	311
01/01/00 (C)		0	4,075,420	3
03/31/00 (C)		32,342	4,107,762	3
06/30/00 (C)		32,342	4,140,104	3
09/30/00 (C)		36,141	4,176,245	3
12/31/00 (C)		42,450	4,218,695	3
03/31/01 (C,E)1,163,447	5,382,142	 3
06/30/01 (C,F)	488,626	5,870,768	 3
09/30/01 (C)		75,494	5,946,262	3
12/31/01 (C)		75,494	6,021,756	3					17,612,304	17,612,304
03/31/02 (C)		75,495	6,097,250	 3					17,838,786	17,838,786
06/30/02	 (C)		74,266	6,171,476	3		18,065,268		18,065,268	18,065,268
09/30/02 (C)		52,009	6,223,485	 3					18,291,750
12/31/02 (C)		52,009	6,275,494	3			18,514,428
03/31/03 (C)		52,009	6,327,503	 3			18,670,455
06/30/03 (C)		52,009	6,379,512	0	18,826,482		18,826,482
09/30/03 (C)		52,009	6,431,521	 0
				356	18,826,482	18,065,268	56,011,365	53,516,358	71,808,108
MONTHS									3		3		9	9	12
WEIGHTED AVERAGE SHARES	6,275,494	6,021,756	6,223,485	5,946,262	5,984,009

NET INCOME/(LOSS))	($3,445)	($1,855)	($9,692)	($7,669)	($9,492)

EARNINGS/(LOSS)PER SHARE-PRIMARY 	($0.001)	($0.000)	($0.002)		($0.001)	($0.002)

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


		Sequential Page Number 16