Form 10KSB
period 2003-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2004-10-25
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED) for the Fiscal Year Ended: December 31, 2003

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

	MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

	CALIFORNIA	94-2236016
(State or other jurisdiction of
incorporation or organization)				(I.R.S. Employer Identification Number)

	1312 Concannon Boulevard
	Livermore, CA					94550
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(925) 606-5939

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

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
            Yes  X                       No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
TRADING SYMBOL: MLGM

		Class							Outstanding
	Common Stock without par value,				6,483,528
								as of December 31, 2003

								 Total Pages: 29
								Exhibit Index on Page: 25




INDEX

	Sequential
Item	Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	4

Item 6. Managements Discussion and Analysis	4

Item 7. Financial Statements	5

Item 8. Changes In and Disagreements With Accountants an Accounting and Financial Disclosure

Item 8A. Controls and Procedures	5

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act	6

Item 10. Executive Compensation	7

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters	8

Item 12. Certain Relationships and Related Transactions	9

Item 13. Exhibits and Reports on Form 8-K	9

Item 14. Principal Accountant Fees and Services	10

SIGNATURES	11

CERTIFICATION OF PERIODIC REPORT	12

FINANCIAL STATEMENTS	13

NOTES TO FINANCIAL STATEMENTS	17

EXHIBIT INDEX	23

EXHIBITS	24


PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Summary. The Company's activity for 2003 was to maintain
 its property position in the Mother Lode gold district of California and further its investments in associates. Personnel normally associated with the Company devoted a significant portion of their time to Pacific FarEast Minerals, Inc., a corporation in which the Company holds 26.21% of the common stock.

B. Subsidiary Companies. The Company has no subsidiary companies. However, the Company does hold interests described herein, in two corporations. Each corporation was formed based on proposed operations in a geographic area. Please refer to Item 6 for activities of these two companies during 2003. Pacific FarEast Minerals is a Nevada corporation and Amador United Gold Mines is a California corporation. The Company's percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from these two companies and does not expect to in the immediate future.

Northern Mines Inc. in which the Company previously held an 80.37% common stock position, did Wind-up and Dissolve on June 30, 2001.Refer to FORM 10QSB dated June 30, 2001.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 26.21% of the common stock (the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns 48.37% of the common stock (the only outstanding security issue) of AUGM.

ITEM 2.	DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.	Big Canyon Mine, El Dorado County, California

	1.) Big Canyon Mining and Cattle Corporation Property: MLGM entered into a lease with option to purchase surface and mineral rights on
584.07 acres, effective July 1, 1996. In January 1999, the annual payment was reduced to $2,000. The purchase option begins at $4,500 per acre and increases, based on the Consumer Price Index. Amendments were discussed during the latter part of 2000 and were made effective January 1, 2001 as follows:

	(a) Minimum monthly payments are based on the price of gold, as follows:
Gold price less than $375 per ounce	$100 per month
Gold price between $375 and $425 per ounce	$200 per month
Gold price between $425 and $475 per ounce	$300 per month
Gold price between $475 and $525 per ounce	$400 per month
Gold price between $525 and $600 per ounce	$500 per month
Gold price more than $600 per ounce	$1,000 per month

(b) Once Development and/or Exploration commences, the minimum monthly payment increases to $1,500 per month through year ten of the Agreement, with annual increases based on the CPI (W) for the San Francisco-Oakland Metropolitan Area; commencing with year 11 until expiration of the Agreement, the minimum rent is $2,000 per month with annual increases based on the CPI (W) for the San Francisco-Oakland Metropolitan Area.

Once Mining has commenced, the minimum monthly payment is $3,000 per month plus a Production Royalty based on gold grade and Net Value:

Average Gold Grade	Percentage of Net
Mined in ore block	Value to Lessor
0.00 - 0.0599	1.50%
0.06 - 0.0999	2.00%
0.10 -0.1999	2.50%
0.20 --0.4999	3.25%
0.50 --0.9999	4.25%
1.000 and above	5.00%

	(c) Make a one-time cash payment of $1,000.00

(d) Issue to Big Canyon Mining & Cattle Company, Inc, 5,000 shares of common stock of Mother Lode Gold Mines Consolidated, and

(e) Transfer 5,000 common shares of the Sutter Creek Mining Company of the 75,000 common shares held by Amador United Gold Mines ("AUGM"). Said issuance reduced the AUGM debt held by MLGM.

B.	Leased Office Space: The Company shared 775 square feet at
1440 Concannon Boulevard, Livermore, California, a one story office building in a business park during the year 2003. The Company's share of the monthly rent was $50, plus tax and operating escalations. Effective January 1, 2004, the Company will re-locate to 1312 Concannon Boulevard, Livermore, California
 94550 where it will share office space with Pacific FarEast Minerals, Inc. Telephone (925)606-5939 and FAX (925)606-5426.

ITEM 3.	LEGAL PROCEEDINGS. The Company is not aware of any legal
 proceedings to which the Company is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.	During the calendar year 2003 an annual meeting for
2002 was not held due to the inactivity of the Company. Hence, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded in the over-the-counter market since 1980 on an intermittent basis. The Company has sought brokers, but currently interest is limited to one dealer in the pink sheets due to the low activity of the Company.

High/Low Bid Price Data

         		2003			High		Low
	$0.25	$0.01

			2002			High		Low
			No market existed for the shares in the year 2002.

During the First Quarter 2001, the Company exchanged common stock shares arbitrarily valued at $0.50 per share for outstanding loans and professional fees. The valuation of these transactions was determined by the Board of Directors
of the Company as fair, just and equitable. In addition, a holder of a note from Amador
United Gold Mines (a company in which the Company owns 48.37% of the common stock), which had been guaranteed by MLGM, agreed to accept shares of MLGM common stock, also at $0.50 per share, to satisfy payment of the note.
 The dollar
 value of these several transactions was $545,653 and the total shares of the Company issued were 1,091,307.

Northern Mines Inc. did Wind-up and Dissolve effective June 30, 2001. Mother Lode issued 416,486 shares of common stock of Mother Lode Gold Mines Consolidated, valued at $0.50 per share, to the 56 shareholders of Northern
 Mines Inc. The dollar value of this issuance was $208,243.

The per share price of $0.50 was determined by the board of directors of Mother Lode Gold Mines and accepted by the Board of Directors of Northern Mines. The membership of these two boards is identical. The price was determined in relation to (1) any potential conflicts of interest of the board members,
(2) the
existing market conditions for junior gold mining stocks, and (3) ensuring, to the extent reasonably possible after due consideration of all facts available, that the price was fair, equitable and just for the shareholders of both companies.

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options"
 to officers and certain consultants for unpaid monetary obligations of the Company.
From August 1989 through December 31, 2003, the Company has granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the
Company has not called any of the stock: in 2001, 53,782 options were exercised;
in 2002, 46,217 options were exercised and in 2003 37,892 options were exercised, leaving a balance of 136,604 Series A options.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March 1996 through December 31, 2003, the Company has granted 4,775 shares of this preferred convertible stock. As of the date of this
 Form 10-KSB the Company has not called any of the stock and no options have been exercised.

Item 6. Managements Discussion and Analysis

For the twelve months ending December 31, 2003, the primary activities of the Company were: (1) to maintain its existing land position within the Mother
 Lode gold district of California and (2) to assist its associates, Pacific FarEast
Minerals, Inc. and Amador United Gold Mines.

Consolidated operating loss for the twelve months ending December 31, 2003 was $11,370, compared with a loss of $9,429 the twelve months ending
December 31, 2002

In order to maintain operations of the Company, private loans were made by officers and directors of the Company.

As of December 31, 2003 the Company had made advances for land and administrative services to Amador United Gold Mines in the amount of $101,561.

As of February 17, 2003, the Company had advanced $6,274 to Pacific
FarEast Minerals, Inc. Effective February 17, 2003, PFEM issued 34,591 shares o f its common stock to the Company as repayment for these advances, at a conversion rate of $0.18138 per share of PFEM.

During the Year 2003 there were no placement sales of common stock of the Company. However, 208,032 shares of common stock were issued in 2003 from the exercise of Series A options for Deferred Compensation.

As of December 31, 2003, there were 6,483,528 shares issued and outstanding.

Managements discussion of Pacific FarEast Minerals, Inc. and Amador
 United Gold Mines follows:

Pacific FarEast Minerals, Inc. ("PFEM").

As of December 31, 2003, Pacific FarEast Minerals, Inc. had 7,916,362
shares of common stock outstanding (the only security), MLGM owned 2,074,591 shares, or 26.21%.

On November 11, 2002, the local government of Chong Li informed
PFEM that no new mining activity could be conducted on the PFEM properties due to new governmental regulations pertaining to water quality. The Central Government of China is concerned about environmental disturbance caused by mining activities in the watershed west of Beijing. PFEM has suspended further exploration in the Chong Li area and the properties have reverted to the County Government accordingly.

In March 2003, PFEM entered into a verbal agreement with Golden
Cycle Gold
 Exploration, Inc ("GCX"), a wholly owned subsidiary of Golden Cycle Gold Corporation ("GCGC") of Colorado Springs, Colorado, to investigate mining opportunities in China.

On August 7, 2003 the Company gave formal notice to the Golden
Cycle Gold Company Inc. that the oral Agreement to participate in a 50/50 joint venture in China Exploration was terminated, due to Golden Cycle's failure to proceed with planned operations. Golden Cycle subsequently invoiced the company for it's half of the $84,000 in expenses paid by it. In a proxy statement dated May l3, 2004 Golden Cycle stated that, it believed PFEM owed it $42,000. This amount did not include the agreed $50,000 earn-in contribution by the Golden Cycle Gold Company, or the expenses of PFEM(The Agreement between GCC/PFEM called for the
 Golden Cycle Gold Company to contribute $50,000 in expenses for it's own account and continue to fund it's 50% share, otherwise it would loose it's entire investment).

Previously PFEM informed the Golden Cycle Gold Company that it would provide a full accounting of the project, including the expenses of PFEM, which it has done. PFEM has billed the Golden Cycle Gold Company $26,806 as a net amount due to PFEM under the aforementioned Agreement.

The primary goal of PFEM is to direct its energies, resources and experience towards exploration and development of mineral properties for gold and other minerals throughout the People's Republic of China.

On August 13, 2003 Pacific FarEast Minerals, Inc. (Party B) and the
 Gold Company of Weichang County (Party A) entered into an agreement ("Agreement") for the purpose of exploring, and if economically feasible, developing mining properties in Weichang County, Heibei Province,
 People's Republic of China

The county government of Weichang Province has assigned an area of land exclusively to PFEM for the sole purpose of exploring the area for valuable minerals. PFEM has developed contractual relations with GCWC, Hebei
Province, China, whereby the two companies will cooperate in PFEM's prospecting efforts. Should their combined efforts be successful in identifying one or more mines, the two companies will establish a Joint Venture to develop and operate properties with proven and/or indicated reserves.

PFEM will explore mineral properties in Weichang County, Hebei Province, the People's Republic of China, through a Contract with Gold Company of Weichang County, ("GCWC"). GCWC is owned and controlled by the County of Weichang. GCWC will assist PFEM in filing a formal prospecting permit over certain designated target areas with the Ministry of Land and Resources. PFEM's objective is to explore and develop the Weichang Property with a view of commencing commercial mining operations. PFEM will operate as a Foreign Non- Legal Enterprise. This designation has been recently adopted by the Ministry of Land and Natural Resources to encourage foreign mining companies to invest in China to explore and develop the country's mineral resources.

The Weichang Property:

The Weichang Property, ("Property") consists of approximately 6,000 square kilometers (approximately 2,300 square miles) of mineral rights in the County of Weichang, Hebei Province. GCWC and others have, in the past, conducted certain geological examinations in Weichang County including the subject area. CGWMC has full access to GCWC's limited data.

ChengDe Great Wall Minerals Co., Ltd. plans to conduct an extensive search for all available data in Weichang County.

CGWMC will conduct an intensive investigation of the land area, using its internal expertise and a team of highly qualified experts. PFEM shall bear 100% of
the costs associated with exploration of the project area prior to forming a joint venture with the Gold Company of Weichang County.

Discovery Phase:

Upon discovery of a mineable economic ore body, as defined by CGWMC, or an international recognized engineering firm, in a final feasibility study, PFEM will tender all rights held under its "Prospecting Permit" to a new Contractual Joint Venture, temporarily to be named "Hebei, Weichang
FarEast Mineral Company, Ltd."

"Party A" (GCWC) shall have a 22.5% share, contributing land resource, not cash, as its contribution and "Party B" (PFEM) shall have a 77.5% share.

Upon establishment and implementation of the Contractual Joint Venture between Party A and Party B, the new JV Company, will apply to the Ministry of Land
and Natural Resources for a duly approved "Mining License" in a reasonable period
of time. The JV Company will upon said approval begin development, construction and operation of the enterprise.

Termination Provision:

If Party B does not start any work mentioned in this agreement, which work includes the application of its business license in China, within 90 days, since the date of the agreement was signed, Party A will have the right to terminate the agreement. GCWC has agreed that PFEM has performed the required work within the 90-day time period.

The Prospecting and Exploration Plan

The prospecting and exploration plan to be carried out by PFEM for the Weichang project area is based on the concept that the controlling general geology is a large epithermal system. This geologic environment is inducible to the discovery of a world-class mineral deposits, in the opinion of CGWM.

Exploration work will initially be concentrated on defining targets that have been identified in preliminary field reconnaissance.
The targeted structures
 are wholly compatible with the accepted general geology of the area. Four targeted areas were previously identified by Dr. Wu Zhenhan, Deputy Director of the Institute of Geomechanics, Chinese Academy of Geologic Sciences, Beijing, People's Republic of China, and have been examined in part during field studies by Company personnel.

Field exploration work will be aimed at defining these targets and the compatibility of mining deposits within the area's present ecology and environmental status. As the results of each definition step is realized, the data will be incorporated into ever increasing accuracy, economic evaluation
through the stages of pre feasibility and then final feasibility.
 This continuing
evaluation of the gathered field data will minimize financial risk by early definition
of the mining and processing plans as further data is developed.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 2003. AUGM owns two assets- (1) 70,000 common shares of Sutter
Gold Mining Company, a Wyoming corporation, soon to be
 merged with Globemin
Resources Inc., a Canadian company and (2) mineral rights on 200.24 acres of the
 Argonaut Mine located in Amador County, California. AUGM has 7,169,925 shares of common stock issued and outstanding (the only security).
 MLGM owns 3,456,159
shares or 48.20%.

Northern Mines Inc. ("NMI"). The corporation did Wind-up and
 Dissolve effective
June 30, 2001.

The respective Board of Directors of the Company and Pacific
 FarEast Minerals, Inc., effective April 5, 2004, agreed in principle to a merger of the two companies. MLGM owns 26.1% of the common stock of PFEM, and will bring sufficient value to the merger to increase its ownership of PFEM to 40%. As a further condition of the proposed merger, PFEM must obtain a prospecting permit for the designated
Weichang property. As of December 31, 2003, the application for the prospecting permit has not been completed.

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
		(a) Balance Sheets as of December 31, 2003 and 2002.
		(b) Statements of Loss for the Years Ended December 31, 2003 and 2002.
		(c) Statements of Deficit for the Years Ended
         December 31, 2003 and 2002.
(d) Statements of Changes in Cash Resources for the
Years Ended December 31, 2003 and 2002.

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

The Balance of this Page Intentionally Left Blank


SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the Company incorporated by reference in this report. The Financial Statements have been prepared in accordance with accounting principles generally accepted, except as described in notes to the Company's Financial Statements for the year ended December 31, 2003. This information should be read in conjunction with such Financial Statements and the
 Notes thereto.

Year ended December 31,	2003	2002	2001	2000	1999
(Dollars in thousands, except per share figures)

A.Income
Exploration Agreements 	$0	$0	$0	$0	$0
B. Total Revenues	$0	$0	$0	$0	$0
	C. Income Gain(Loss) From Continuing Operations
1. Dollars	$(11)	$(9)	$7	$(18)	$57
2. Per Share,
A. Primary	$(.002)	$(.002)	$.001	$(.004)	$.014
B. Fully Diluted	$(.001)	$(.001)	$.001	$(.004)	$.012
D. Total Assets	$717	$713	$709	$670	$664
E. Long Term Debt	$77	$70	$65	$557	$490
F. Cash Dividends
 Declared/Paid	None	None	None	None	None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES -The Company did adopt on
February 11, 2004, a Charter of the Audit Committee of the Board of Directors.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2003 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one class of directors; the term of all officers and directors expires annually.

Common Stock Beneficially
											Owned as
							Position 		of December 31, 2003
Name			Age 	Positions2 		Held Since		Number		Percent2

Peter S. Adams	50	Director (CD)	1984	321,4863	5.0%

Orville E. Anderson 78	Director,
		President
		Chief Operating
		Officer (A)	1997	111,1444	1.7%

Byron S. James	71	Director,
		Secretary		561,3546	8.7%
		Chief Financial
		Officer (ABD)	19765

Grant W. Metzger	87	Director	1978	51,287	0.8%

Frank M. Orrell 	70	Director,		1,792,7929	27.7%
		Chairman,
		Chief Executive
		Officer (AC)	1974

All officers and directors as a group:		2,838,063	43.8%

Board Committees: (A) Executive (B) Audit (C) Compensation/Nomination (D) Budget

Footnotes to Table of Directors and Officers

1. Percentages are based on 6,483,528 total outstanding common shares plus 140,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 371,956 common shares by December 31, 2003.

2. For directors, the term of office is until the next annual meeting of shareholders, for which no date has been determined. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the annual meeting of shareholders, unless the Board of Directors removes an officer during his or her term.

3. Includes 10,000 shares subject to immediately exercisable options, and 266,800 owned as a beneficiary under one of the four trusts created by Frank S. Adams, a deceased founder of the Company, for his four children:
Peter S. Adams, Edson Adams, Analisa Adams, and Nora Adams Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and
Peter S. Adams, a director.

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 11,144 shares of common stock by December 31, 2003

5. Mr. James became a director and Executive Committee member in 1988.

6. Includes 10,000 shares subject to immediately exercisable options;
 330 shares owned by First Trust Corp., trustee for the joint benefit of Mr. James and his wife; 410,520 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a minimum of 135,504 shares of common stock by December 31, 2003.

7. Includes 10,000 shares subject to immediately exercisable options;
35,248 shares owned by the Metzger Family Trust, of which Mr. Metzger and his wife are trustees for the benefit of their children.

8. Includes 10,000 shares subject to immediately exercisable options;
1,638,268 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to a minimum of 144,524 shares of common stock by December 31, 2003.

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

Orville E. Anderson, during a 46 year career as a mining engineer in minerals, was Manager of International Projects, for Homestake Mining; President
 of Sonora Gold Company, (10,000 TPD gold mine at Jamestown, California); President, Copper Range, Co., White Pine copper mine; Managing Director,
Andore Pty., Ltd., an Australian mining venture in Korea; Chief Mining Engineer,
 Western Knapp Engineering Co.; Mining Consultant to the country of Romania for copper mining. From 1997 to 2003, Mr. Anderson was a member of the Board of Directors of Golden Cycle Gold Corporation. Mr. Anderson's
responsibilities as President is to insure the highest level of professional disciplines are applied to the evaluations, exploration and operations of PFEM. Mr. Anderson holds a B.Sc. degree in Mining Engineering from the University of Toronto.

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

Frank M. Orrell, from 1982 to 2001 was a registered representative with Orrell and Company, Inc. (a stock brokerage firm owned by his son, Gregory M. Orrell), which has acted in the past as a broker/agent in sales or purchases of the Company's common stock on an agency basis. From 1989 to 2003, Mr. Orrell was a member of the Board of Directors of Golden Cycle Gold Corporation. Since November 1993, Mr. Orrell has been a Director Emeritus of Havilah Mining Company, which has property interests in the Victor/Cripple Creek mining districts of Colorado.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in a timely manner.


ITEM 10. EXECUTIVE COMPENSATION

A. 2003 Compensation

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

As of December 31, 2003: (1) a combined total of 140,000 non-incentive options were outstanding:1995 Plan - 100,000 and Director's 1995 Plan - 40,000:
(2) a total of 220,944 deferred Series A compensation options were outstanding. The exercise price is $0.0001 for deferred Series A compensation options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2002 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:

	Names and Address of
	Beneficial Owner		Amount and Nature			Percent
	of Common Stock		of Beneficial Ownership		of Class1

         Orville E. Anderson			111,1442			1.7%
	1312 Concannon Boulevard
	Livermore, CA 94550

	Byron S. James			561,3543			8.7%
	1312 Concannon Boulevard
	Livermore, CA 94550

	Frank M. Orrell			1,792,7924			27.7%
	1536 Holmes Street
	Livermore, CA 94550

1. Percentages are based on 6,483,528 total outstanding common shares plus 140,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to
 470,472 common shares by December 31, 2003

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to 11,114 shares
 of common stock by December 31, 2003.

3. Includes 10,000 shares subject to immediately exercisable options; 330 shares owned by First Trust Corp., trustee for the joint benefit of
 Mr. James
and his wife; 410,250 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a minimum of 136,504 shares of common stock by December 31, 2003.

4. Includes 10,000 shares subject to immediately exercisable options; 1,638,268 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to a minimum of 144,254 shares of common stock by December 31, 2003.

B. Security Ownership of Management: The disclosure with respect to this r equirement is forth in response to Item 10.

C. Changes in Control: The Company is aware of no arrangements, which may at some later date result in the change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION: 	Not Applicable

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-K begin on Sequential Page 24.

B. Reports on Form 8-K: 	Not Applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES; The Company does not retain outside accounting nor audit services.

(1) Aggregate Audit Fees	$0

(2) Audit-related Fees	$0

(3) Tax Fees	$0

(4) All Other Fees	$0

(5) Audit Committees Pre-approval Policies and Procedures - Not Applicable

(6) Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell	o/s Byron S/ James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: September 27, 2004	Date: September 27, 2004


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the quarterly period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the
Company to the best of our knowledge.

o/s Frank M. Orrell	o/s Byron S/ James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: September 27, 2004	Date: September 27, 2004


The Balance of this Page Intentionally Left Blank


I, Frank M. Orrell, certify that:
        1. I have reviewed this annual report on Form l0KSB of Mother
Lode Gold Mines Consolidated;
        2. Based on my knowledge, this quarterly report does not contain a ny untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such
statements were made, not misleading with respect to the period covered by
this quarterly report;
        3. Based on my knowledge, the financial statements. and other financial information included in this quarterly report, fairly present in all material
respects the financial condition, quarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined
m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
        a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated
subsidiaries. is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit
committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,
 process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal
controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
        Date: September 27, 2004


	o/s Frank M. Orrell
        Chairman, CEO


I, Byron S. James, certify that:
        1. I have reviewed this annual report on Form l0KSB of Mother
Lode Gold Mines Consolidated;
        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a materia
l fact necessary
 to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
        3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material
 respects the financial condition, quarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
        a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly
report (the "Evaluation Date); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process,
summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date
 of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
        Date: September 27, 2004

	 o/s Byron S. James
Secretary, CFO


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
(1990 through 2003 Unaudited)

ASSETS
	December 31	December 31
	2003	2002
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$106	115
	Prepaid expenses	0	0
	Total current assets	 106	115

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	98,756	94,257
	Deposits	0	0
	Total other assets	717,088	712,589
TOTAL ASSETS	$717,194	$712,704

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$43,790	$34,926
	California income tax	11,256	11,256
Total current liabilities	55,045	46,182

Non-current liabilities
	Notes payable	18,748	11,751
	Deferred fees payable	58,303	58,303
	Deferred officer's salary	0	0
Total non-current liabilities	77,051	70,055

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	2003:	6,483,525
	2002:	6,275,496	6,796,008	6,641,029
Paid-in capital representing rights to acquire
a maximum of 749,952 shares (Note 4)	569,457	724,435
Deficit accumulated during development stage	(6,780,367)	(6,768,997)
Net stockholder's equity	585,097	596,468
		$717,194	$712,704

See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2003 Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2003	2002	2001
Pre-operating revenues:
	Payments received under
	joint venture agreements:	0	0	0
	Investment income	0	0	0
	Other Income	4,880	5,777	5,155
	Sub-total	4,880	5,777	5,155

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0
	Loss on abandonment	0	0	    0
	Evaluation of mining properties	2,400	1,255	15,218
	Legal and accounting	 426	120	220
	Interest expense	9,454	10,284	8,584
	Administrative compensation	0	0	0
	Other administrative expense	4,060	3,451	3,355
	Depreciation	0	0	0
	California Franchise tax	50	95	113
	Expense of uncompleted securities offering	0	0	0
	Other expenses	(140)	0	200,550
	Sub-total	16,251	15,205	230,974

Net operating income	(11,370)	(9,429)	(225,820)

Minority interest in loss of subsidiaries	0	0	223,145

Net gain/(loss)	$(11,370)	$(9,429)	`$7,325

Primary gain/loss per share	$(0.002)	$(0.002)	$0.001

Fully diluted gain/loss per share	$(0.002)	$(0.001)	$0.001

See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2003 Unaudited)
	Dec. 31	Dec. 31	Dec. 31
	2003	2002	2001
Cash flows from operating activities:	$(11,370)	$(9,429)	$7,325
Adjustments to reconcile net loss to
net cash used in operating activities:
	Depreciation and amortization	0	0	0
	Salaries and fees	0	0	0
	(Increase)Decrease in deposits	0	0	1,969
	(Increase)Decrease in pre-paid expenses	0	0	  0
	(Increase)Decrease in loans receivables	(4,499)	(4,064)	(40,775)
	Increase(Decrease) in accounts payables	8,864	  8,816	9,514
	Increase(Decrease) in long term loans	0	0	(117,324)
	Increase(Decrease) in deferred salaries	0	0	(182)
	Increase(Decrease) in income taxes payable	0	25	(1,376)
	(Increase) Decrease in property loss
	    due to abandonment	0	0	(238,670)
Gross cash used in operating activities	(7,006)	(4,651)	(379,519

Cash flow from investing activities:
	Minority investment	 0 	0	8
	Purchase of equipment	0	0	0
	Proceeds from sale of equipment	0	0	0
	Purchase of mining property	0	0	0
Net cash provided by (used in) investing	0	0	8

Cash flows from financing activities:
	Issuance of Series B Stock	0	0	0
	Proceeds from sale of company stock	154,979	187,663	    917,623
	Increase (Decrease) in expiration of
	    Series A Preferred Stock	(154,979)	(187,663)	(163,726)
	Increase (Decrease) in expiration of 1984
	    Option Plan, Deferred Compensation	0	0	0
	Net borrowing from notes payable	6,997	4,683	(374,314
	Net cash provided by financing activities	6,997	4,683	379,583

	Net increase (decrease) in cash	(9)	33	72
	Cash, beginning of period	115	82	10
	Cash, end of period	$106	$115	$82

Supplemental schedule of non-cash investing and financing
 activities for the 347
months from inception to December 31, 2002.

The Company has satisfied various liabilities (Note 3)
 by issuance of stock or options
 (Exercise price: $0.0001 per share) to acquire common stock:
         		Stock Options		Stock
	Salaries	$686,125
	Equipment		0	$5,000
	Total	$686,125	$5,000

See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2003 Unaudited)
		Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 2000
	4,218,696	$5,479,502	$1,132,066	($6,766,903)

No shares were sold from Jan thru Dec 2001
Shares issued to satisfy
	long-term loans	761,171	380,585
	long-term obligations	232,006	116,003
	AUGM debt guaranteed
	by MLGM	98,130	49,065
Series A Preferred shares converted
	to common shares	 295,270	219,969	(219,969)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock,$0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 1,163,616common shares	0
December 31, 2001 pre-operating
	net gain (loss)	        0	         0	       0	       7,325
As of December 31, 2001	6,021,759	$6,453,367	$912,098	($6,759,568)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
	to common shares	 253,737	187,663	(187,663)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2002pre-operating
	net gain (loss)	        0	         0	       0	       (9,429)
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
	to common shares	 208,032	154,978	(154,978)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2003 pre-operating
	net gain (loss)	        0	         0	       0	       (11,370)
As of December 31, 2003	6,483,528	$6,796,008	$569,457	($6,780,376)





MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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

B.	The accompanying statements for the years 2003, 2002 and
2001 have not been audited and were prepared by the Company.

C.	The accounting records of the Company are maintained
on the accrual basis.

D.	Office furniture owned by the Company was fully depreciated
as of December 31, 1997.

E.	No federal income taxes have been paid or are payable by
the Company. Operating loss carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured. Net operating losses as of December
31, 2003, based on the past 15 years, are approximately $5.4 million.

F.	For purposes of the statement of cash flows, the Company
considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

G.	Primary earnings (loss) per share amounts are computed
based on the weighted average number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price.
 The weighted number of primary shares used in the computations was 6,483,528 and 6,275,496 at December 31, 2003 and 2002,
respectively.

2.	DESCRIPTION OF SUBSIDIARIES

A.	Amador United Gold Mines.  The Company incorporated Amador
United Gold Mines ("Amador") in California on March 1, 1984. The
Company owns 48.20% of the outstanding shares of the common stock of Amador as of December 31, 2003. There was no activity by Amador in 2003, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns 70,000 common shares of Sutter Gold Mining Company, a Wyoming corporation, soon to be merged with Globemin Resources Inc., a Canadian company.

B.	Pacific FarEast Minerals, Inc. The company incorporated
Pacific FarEast Minerals, Inc. (PFEM) as a Nevada Corporation on
July 26, 1996.
The Company owns 26.21% of the outstanding shares of the common stock of PFEM as of December 31, 2003. The activity of PFEM is further described in
Item 6, Management
 Discussion and Analysis of this report.

C.	Northern Mines Inc.  The Company incorporated Northern
Mines Inc. ("Northern")
in California on August 31, 1987.Northern Mines did Wind-up and Dissolve
 effective June 30, 2001.Each common share of Northern stock was exchanged for one share of the common stock of the Company.

3.	MINING PROPERTIES

The following property lease held by MLGM is not subject to third party agreements:

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2003


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
$2,000 per month with annual increases based on the CPI (W) for the San Francisco-
Oakland Metropolitan Area.

Once Mining has commenced, the minimum monthly payment is $3,000 per month plus a Production Royalty based on gold grade and Net Value:

	Average Gold Grade	Percentage of Net
	Mined in ore block	Value to Lessor
	0.00 - 0.0599	1.50%
	0.06 - 0.0999	2.00%
	0.10 - 0.1999	2.50%
	0.20 - 0.4999	3.25%
	0.50 - 0.9999	4.25%
	1.000 and above	5.00%

b) Fort Yuma Claims: The Company did not make the annual filings required to hold these two unpatented lode claims and has thereby relinquished the claims..

B.	If all properties are retained, minimum monthly lease
payments are based on the price of gold and are estimated for 2004 and 2005 as follows:

	Year	Amount
	2003	$2,400
	2004	$2,400
	2005	$2,400
4. STOCK OPTION PLANS

The Company has two active stock option plans: 1995 Stock Option Plan for employees and consultants; 1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three
months at the time of the annual meeting of shareholders, or on December 31 of the year.
 Northern Mines, Inc. did Wind-up and Dissolve effective June 30,
2001; all option plans
of Northern had expired March 1, 2000.

During 2001, no options were issued or expired under either the 1995 Stock Option Plan or under the 1995 Director's Plan.

As of the date of this Form 10KSB, these plans are summarized as follows:


A.	Incentive plans for employees, directors and consultants:


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2003


		Expiration	Exercise	Common Shares
	Plan	   Date	Price	Under Option
	1995 Plan	Jun 2005	$2.00	100,000
	1995 Directors Plan	Jun 2005	$2.00
 40,000
		Total	140,000

The exercise prices of the foregoing options were above market prices at the date of grant, so no compensation expense or capital credit has been accounted for in connection with these options.

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

As of December 31, 2003: (a) a total of 136,604 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock, and
(b) 37,892 options were
exercised for a total of 208,032 common shares of MLGM

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option 		Debt Relief
Maximum, 5 year class	$.0001	0
Maximum, 10 year class	$.0001	749,952
		749,952	$519,500

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

Through December 31, 2003 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock. Minimum number of common shares, based on Fifth Anniversary
June 2003: 25,069

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option 		Debt Relief
Maximum, 5 year class 	0.0001	25,069 	$47,748
Combined, Series A and Series B	775,021	$567,248
B.	A summary of the changes in outstanding Common Shares of
 Mother Lode Gold Mines Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common Stock

Balance January 1, 2003
	Series B Preferred	25,069
	Series A Preferred, 5 Year Expiration Class	51,238
	Series A Preferred, 10 Year Expiration Class	873,680
	Total	949,987



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

4. Stock Option Plans (Continued)

Net Changes, 2003
	Series B Preferred	0
	Series A Preferred, 5 Year Expiration Class	(51,238)
	Series A Preferred, 10 Year Expiration Class	(123,728)
Balance, December 31, 2003	775,021

B. Non-incentive Stock Options

Balance January 1, 2003	140,000
	Options Expired:	0
	Options Issued	           0
Balance, December 31, 2003	140,000

5.	OFFICE LEASE

The Company shares 775 square feet at 1440 Concannon Boulevard,
Livermore, California, a one-story office building in a
 business park. The Company's
share of the monthly rent is $50, plus tax and operating escalations.


MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2003, 2002 and 2001

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
	Indebtedness of:	I		Indebtedness to:
	Balance at			Balance at	Balance at			Balance at
Name of Person/entity	Beginning	Additions	Deductions
	End	Beginning	Additions	Deductions	End

Unsolicited Subsidiaries
Amador United Gold Mines	$94,257	$4,499	$98,756
Other Affiliates
Frank P. Adams Trust				$6,015	$3,105		$9,120
Frank M. Orrell				  3,830	3,021		6,851
Jacklyn A. Orrell	_______	______	_______	1,906	869	___	2,776
Balances, Dec 31,2003	$94,257	$4,499	$98,756	$11,751	$6,996	$0	18,747

Unsolicited Subsidiaries
Amador United Gold Mines	$90,193	$4,064	$94,257
Other Affiliates
Frank P. Adams Trust				$3,641	2,374		$6,015
Frank M. Orrell				  3,279	551			3,830
Jacklyn A. Orrell	_______	______	_______	599	1,307	___	1,906
Balances, Dec 31,2002	$90,193	$4,064	$94,257	$7,519	$4,232	$0	11,751

Unsolicited Subsidiaries
Amador United Gold Mines	$49,418	$40,775	$90,193
Other Affiliates
Frank P. Adams Trust				$57,425	    $3,641	$57,425	$3,641
Analisa Adams				  71,452	0	71,452		0
Orrell & Company				  85,763	0	85,763		0
Frank M. Orrell				  75,960	3,279	75,960		3,279
Jacklyn A. Orrell				0	599			599
Byron S. James	_______	_______	_______	  27,427	    0	27,427		0
Balances, Dec 31,2001	$49,418	$40,775	$90,193	$318,027	$7,519	$318,027	$7,519






MOTHER LODE GOLD MINES CONSOLIDATED
(a Development Stage Company)
Years ended December 31, 2003, 2002 and 2001

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification

December 31, 2003
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 2002
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153

December 31, 2001
Land (Mining Properties)	$618,332				$618,332
Equipment	47,821				47,821
Total	$666,153				$666,153


SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	 at Cost	Retirements	Other	End of Year

Classification
December 31, 2003
Equipment	$50,480				$50,480

Classification
December 31, 2002
Equipment	$50,480				$50,480

December 31, 2001
Equipment	$50,480				$50,480


EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		24
	22	Subsidiaries of the Company			27


Note: Exhibits 2, 3, 4, 6, 7, 9, 10, 12, 14, 25 and 28 specified under
 Item 601 of
 Regulation S-K are not applicable and therefore are not include as Exhibits with this Form 10-KSB




EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2003

Of


MOTHER LODE GOLD MINES CONSOLIDATED
And
CONSOLIDATED SUBSIDIARIES

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/03 	12/31/02 	12/31/01
For the period 02/08/74 thru 12/31/00 (A,B,C)	323
01/01/01 (C)			4,935,768	3			14,807,304
03/31/01 (C,E)	1,163,447	6,099,215	3			18,297,645
06/30/01 (C,F)	487,626	6,587,841	3		19,763,523
09/30/01	 (C)	75,495	6,663,336	3		19,990,008
12/31/01	 (C)	75,495	6,738,831	3		20,216,493
03/31/02 (C)		75,495	6,814,326	3		20,442,978
06/30/02 (C	)	74,226	6,888,552	3		20,665,656
09/30/02	 (C)	52,008	6,940,560	3		20,821,780
12/31/02	 (C)	52,008	6,992,568	3	20,977,704
03/31/03 (C)		52,008	7,044,576	3	21,133,728
06/30/03 (C)		52,008	7,096,584	3	21,289,752
09/30/03	 (C)	52,009	7,148,592	3	21,445,776
12/31/03	 (C)	52,009	7,200,600	0	0	0	0
		359	84,846,960	82,146,807	72,858,480

MONTHS			12	12	12

WEIGHTED AVERAGE SHARES		7,070,580	6,845,567	6,071,540

NET INCOME/(LOSS)		$(11,370)	$(9,429)	$7,325

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED		$(.002)	$(0.001)	$0.001

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

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/03 	12/31/02 	12/31/01
For the period 02/08/74 thru 12/31/00(A,B,C)	323
01/01/01 (D)		44,646	4,218,696	3			12,656,088
03/31/01 (D,E)	1,163,447	5,382,143	3			16,146,429
06/30/01 (D,F)	487,626	5,870,769	3			17,612,307
09/30/01	 (D)	75,495	5,946,264	3			17,838,792
12/31/01	 (D)	75,495	6,021,759	3		18,065,277
03/31/02 (D)		75,495	6,097,254	3		18,291,762
06/30/02 (D)		74,226	6,171,480	3		18,514,440
09/30/02	 (D)	52,008	6,223,488	3		18,670,464
12/31/02	 (D)	52,008	6,275,496	3	18,826,488
03/31/03 (D)		52,008	6,327,504	3	18,982,512
06/30/03 (D)		52,008	6,379,512	3	19,138,536
09/30/03	 (D)	52,008	6,431,520	3	19,294,560
12/31/03	 (D)	52,008	6,483,528	0	0	0	0
							359		76,242,096	73,541,943	64,253,616

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES		6,353,508	6,128,495	5,354,468

NET INCOME/(LOSS)		$(11,370)	$(9,429)	$7,325

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED			$(.002)	$(0.001)	$0.001

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






EXHIBIT 22

(Subsidiaries of the Company)

To

Form 10-KSB

For the Year Ending
December 31, 2003

Of

MOTHER LODE GOLD MINES CONSOLIDATED



Subsidiaries of Mother Lode Gold Mines Consolidated (the "Company") and the percentage ownerships by the Company are as follows:

	Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 26.21% the outstanding common shares (the only outstanding security) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns 48.20% of the outstanding common shares (the only outstanding security) of AUGM.

	Northern Mines Inc. ("NMI"). NMI did Wind-up and Dissolve effective
         June 30, 2001.

AUGM is a California corporation and PFEM is a Nevada corporation. Each corporation does business only under its corporate name.
		Sequential Page Number 11

	Sequential Page 28