Form 10QSB
period 2004-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2004-10-27
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	For The Quarterly Period Ended: March 31, 2004

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

1312 CONCANNON BOULEVARD, LIVERMORE, CA 94550
(Address of principal executive offices)

(925) 606-5939
Issuers telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 0r 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. ? Yes ? No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
	Common Stock,	6,535,536
	without par value	as of March 31, 2004

Transitional Small Business Disclosure Format (Check One): Yes ?  No ?

	  Total Pages:   21
	Exhibit Index on Page: 11



	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation
S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2004 The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003		3

Consolidated Statement of Operations for the 3-month period ending
March 31, 2004.											4

Consolidated Statement of Cash Flows for the 3-month period ending
March 31, 2004											5

Consolidated Statements of Stockholder's Equity from inception on
February 8, 1974 to March 31, 2004								6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2004 Unaudited)

ASSETS

	March 31	December 31
	2004	2003
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$205	$106
	Total current assets	   205	106

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	99,868	98,756
	Total other assets	718,200	717,088

	Total Assets	$718,405	$717,194

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$45,887	$43,790
	California income tax	11,256	11,256
Total current liabilities	57,143	55,046

Non-current liabilities
	Notes payable	22,941	18,748
	Deferred fees payable	58,303	58,303
Total non-current liabilities	81,244	77,051

Stockholders equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31,
	2004: 6,535,536
	2003: 6,483,528		6,834,752	6,796,008
Paid-in capital representing rights to
acquire a maximum of 697,945 shares
(See Note 3)	530,713	569,457
Deficit accumulated	(6,785,447)	(6,780,367)
Net stockholder's equity	580,018	585,098
	Total Liabilities and Shareholder's Equity	$718,405	$717,194

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2004 Unaudited)

	Three Months Ended
	Mar 31	Mar 31
	2004	2003
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	0
Interest Income	1,112	1,361
Miscellaneous Income	150	0
	Sub-total	1,262	1,091

Pre-operating Expenses
	Evaluation of mining properties	        2,400	0
	Legal and accounting	25	25
	Interest expense	2,386	2,650
	Other administrative expense	1,002	1,111
	Depreciation/Amortization	 0	  0
	California Franchise tax	50	 50
	Other Expenses	1,481	1,709
	Sub-total	  6,342	5,554

Net operating income	(5,079)	(4,193)

Net gain/(loss)	($5,079)	$(4,193)

Primary gain/(loss) per share	$(0.001)	$(0.001)

Fully diluted gain/(loss) per share	$(0.001)	$(0.001)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2004 Unaudited)

		Three Months Ended
	Mar 31	Mar 31
	2004	2003
Cash flows from operating activities:	($5,079)	$(4,193)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	        0	0
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(1,112)	(1,100)
	Increase (Decrease) in accounts payables	 2,097	  2,211
	Increase (Decrease) in long term loans	     0	0
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	0
	Incr (Decr) Minority Interest due to Dissolution	        0	0
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	  (4,095)	1,111
Cash flow from investing activities:
	Minority investment	0 	 0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	 0
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(38,745)	(38,745)
	Proceeds from sale of company stock	38,745	38,745
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Net borrowing from notes payable	4,193	2,983
Net cash provided by financing activities	  4,193	2,983
	Net increase (decrease) in cash	$99	$(99)
	Cash, beginning of period	105	115
	Cash, end of period	$205	$16

A. Supplemental disclosures of cash flow information for the 350 month since inception to March 31, 2004
	Cash paid for:	Interest	$719,084
		Income taxes	$37,755

B. Supplemental schedule of non-cash investing and financing activities for the 350 months from inception to March 31, 2004:
	The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share)
 to acquire common stock:
		Stock Options	Stock
	Salaries	$492,402
	Lease Payments	47,748
	Equipment	_    0	$5,000
	Total	$540,150	$5,000
See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2004 Unaudited)
Deficit Accumulated
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 2001
	6,021,759	$6,453,367	$912,098	($6,759,568)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
	to common shares	 253,737	187,663	(187,663)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2002 pre-operating
	net gain (loss)	        0	         0	       0	       (9,429)
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
	to common shares	 208,032	154,978	(154,978)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2003 pre-operating
	net gain (loss)	        0	         0	       0	       (11,370)
As of December 31, 2003	6,483,528	$6,796,008	$569,457	($6,780,367)

No shares were sold from Jan thru Mar 2004
Series A Preferred shares converted
    to common shares	 52,008	38,745	(38,745)
Paid-in capital representing options to acquire
	a cumulative maximum of 697,949 common shares	0
March 31, 2004 pre-operating
	net gain (loss)	        0	         0	         0	    (5,079)
As of March 31, 2004	6,535,536	$6,834,752	$530,713	($6,785,447)

See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly,
 they do not include
all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
 Operating results for the three-month period ended March31, 2004 are not necessarily indicative of the results that may be expected for the year ending
 December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2003.

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

	a. Big Canyon Mining and Cattle Corporation Property. The lease, with an option to purchase for surface and mineral rights on 584.07 acres, made effective July 1, 1996 was amended on January 1, 2001. The lease expires December 31, 2004. An extension of the lease will be proposed before that date.

	b Minimum Annual Land Lease Payments
Assuming these properties are retained, and the payment schedule agreed to for the Big Canyon property is unchanged, the minimum payments are as follows:
		Year					 Amount
	2004(9 months)	$2,400
	2005	To be determined
	2006	To be determined

3.	STOCK OPTION PLANS
	The Company has two active stock option plans (1995 Stock
Option Plan and Directors' Stock Option Plan).

The Company options are valued at the amount of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. As of the date of this Form 10-QSB, they are summarized as follows:

A. Option plans for employees, directors and consultants:
		Plan		Expiration
 	Price   	Under Option 	Future Grant
 	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:
		1995 Plan	Jun 2005	$2.00		100,000	           0
		Director's	Jun 2005	$2.00		 40,000		60,000
		Total						140,000	  	60,000

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004

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

Through March 31, 2004, a total of 127,131 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief
Maximum, 10 years class:	.0001	697,949
		697,949	$492,409

b. Options on Series B preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.20 shares after four years, and if the common stock has not been registered under the Securities
 Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration a t the end of an additional five years.

Through March 31, 2004 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on
Exercise		Common Shares
Amount of Expense Conversion			Price/Share
	 	Under  Option   	or Debt Relief
Maximum, 5 year Class	.0001	25,068	$  47,748

Total amount of expense relief (Series A and Series B)	$540,150


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004

c. Changes in options outstanding, as of March 31, 2004 follow:

Compensatory Options, Maximum Shares of common stock:

	January 1, 2004
	Series B Preferred	25,069
	Series A Preferred, 10-year expiration class	749,952
	Total		775,021
	Net Changes, 2004
	Series B Preferred, 10 year expiration 	0
	Series A Preferred, 10-year expiration class	(52,008)
	Balance, March 31, 2004	723,018

4.	OFFICE LEASE

The Company shares an office with Pacific FarEast Minerals in a Class A low rise building in a
garden office park at 1312 Concannon Boulevard, in Livermore, California.

(The balance of this page intentionally left blank)




Part I - Financial Information (continued)

Item 2.  Management's Discussion an Analysis of Financial
Condition and Results of Operations.

On February 11, 2004, the Company's Board of Directors adopted:
(1) The Code of Ethical Conduct of Mother Lode Gold Mines Consolidated, and (2) Charter of the Audit Committee Of the Board of Directors of Mother Lode Gold Mines Consolidated. These two documents are attached as
Exhibit A and Exhibit B respectively

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company")showed a First Quarter 2004 loss of $5,079.
The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from:
 (1) mining contracts with other mining companies, (2) securities offerings and
(3) drilling programs.

	As of March 31, 2004 the Company had outstanding advances for land and administrative services to Amador United Gold Mines of $101,586, a subsidiary corporation. Pacific FarEast Minerals, Inc., a subsidiary corporation has a loan to the Company in the amount of $3869

The total number of common shares of the Company as of March 31, 2004 is 6,535,536.

Cash payments for officer's compensation were suspended effective
October 1, 1988, and remain in effect through March 31, 2004 and are in effect as of the date of this report. To date, 350,000 shares have been authorized and options for 127,131 shares of Series A Preferred Stock that have been granted remain active.

	Preparation of Financial Statements. The consolidated financial statements of March 31, 2004, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the First Quarter 2004. The Company owns
00.20 % of the common stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. ("PFEM"). During the First Quarter 2004, to fund the activities in The Peoples Republic of China, Pacific
FarEast Minerals, Inc.
 issued a Private Placement Memorandum, effective January
 1, 2004, for an amount
of $250,000, consisting of 625,000 shares of common stock at $0.40 per share, with
 Warrant A and Warrant B. PFEM reserved the right to increase the offering to $300,000.
 The exercise price for Warrant A is 25% greater than the Base Purchase Price of $0.40 per share of the Private Placement and Warrant B, 50% greater than the Base
 Purchase Price of the per share Offering Price of a proposed
$3,000,000 offering.
The private placement closed on March 31, 2004, having raised $195,000 represented by 487,500 shares. The total issued and outstanding shares of Pacific
 FarEast Minerals, Inc. is 8,403,862 as of March 31, 2004. The
Company owns 26.1%
of the common stock (the only outstanding security) of Pacific
 FarEast Minerals, Inc.

On February 22, 2004, PFEM formed ChengDe Great Wall Minerals Co., Ltd ("CGWMC") to comply with obligations under the Agreement.
 Mr. Frank M. Orrell
was named a "Legal Person" according to the laws of the People's Republic of China.

Concurrent with the formation of CGWMC, PFEM deposited US$151,000 in the ChengDe branch of the Bank of China for the account of CGWMC. PFEM owns 100% of the common stock (the only outstanding security) of CGWMC.

ChengDe Great Wall Minerals Co., Ltd. plans to conduct an extensive search for all available data in Weichang County under the direction of its company executives.

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

Item 2. Changes in Security:						Not Applicable.

Item 3. Default Upon Senior Securities:				Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: Not applicable.

Item 5. Other Information:
					Not applicable.

Item 6. Exhibits and Reports on Form 8-K.				Not Applicable.

Exhibit 11. Statement re Computation of Per Share Earnings		Page 15.

Exhibit A. Code of Ethical Conduct of Mother Lode Gold
Mines Consolidated								Page 17

Exhibit B. Charter of the Audit Committee of the Board
of Directors of Mother Lode Gold Mines Consolidated			Page 19

No reports on Form 8-K were filed during the period of this Form 10-QSB.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell__	_o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 13, 2004	Date: October 13, 2004


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
 Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934
(15 U.S.C. 78m
 or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the
Company to the best of our knowledge.

o/s Frank M. Orrell__	_o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 13, 2004	October 13, 2004

The Balance of this Page Intentionally Left Blank


I, Frank M. Orrell, certify that:
        1. I have reviewed this annual report on Form l0KSB of Mother
Lode Gold Mines Consolidated;
        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
        3. Based on my knowledge, the financial statements. and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
        a) designated such disclosure contro1s and procedures to ensure t hat material information relating to the registrant, including its consolidated subsidiaries.
 is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to r ecord, process, summarize and report financial data and have identified for the registrant's auditors
any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
        6. The registrant's other certifying officers and I have ndicated in this quarterly report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
        Date: October 13, 2004


	_o/s Frank M. Orrell
        Chairman, CEO


I, Byron S. James, certify that:
        1. I have reviewed this annual report on Form l0KSB of Mother Lode
Gold Mines Consolidated;
        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
        3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange
 Act Rules l3a-14 and 15d-14) for the registrant and we have:
        a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors
any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
        Date: October 13, 2004

	_o/s Byron S. James
	Secretary, CFO


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		3 MO TO	3 MO TO	12 MO TO
DATE	SHARES	SHARES	MONTHS 	3/31/04 	3/31/03 	12/31/03
For the period 02/08/74 thru 12/31/00 (A,B,C)323
01/01/01 (C)		4,935,768	3
03/31/01 (C,E)	1,163,447	6,099,215	3
06/30/01 (C,F)	487,626	6,587,841	3
09/30/01	 (C)	75,495	6,663,336	3
12/31/01	 (C)	75,495	6,738,831	3
03/31/02 (C)	75,495	6,814,326	3
06/30/02 (C)	74,226	6,888,552	3
09/30/02	 (C)	52,008	6,940,560	3
12/31/02	 (C)	52,008	6,992,568	3		20,977,704	20,977,704
03/31/03 (C)	52,008	7,044,576	3				21,133,728
06/30/03 (C)	52,008	7,096,584	3				21,289,752
09/30/03	 (C)	52,008	7,148,592	3				21,445,776
12/31/03	 (C)	52,008	7,200,600	3	21,601,800	0	0
03/31/04	 (C)	52,008	7,252,608	0
		362	21,601,800	20,977,704	84,846,960

MONTHS			3	3	12

WEIGHTED AVERAGE SHARES		7,200,600	6,992,568	7,070,580

NET INCOME/(LOSS)		$(5,079)	$(4,193)	$(11,370)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(.001)	$(0.001)	$(0.002)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977; 15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Exercise of Series A options plus assumption of the exercise o f Series A preferred shares previously issued which could be converted on this date for the minimum number of shares.
(D) Exercise of 1984 Stock Option Plan deferred compensation options for common stock of the Company.
(E) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
(F) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		3 MO TO	3 MO TO	12 MO TO
	DATE	SHARES	SHARES	MONTHS 	3/31/04 	3/31/03 	12/31/03
For the period 02/08/74 thru 12/31/00(A,B,C)	323
01/01/01 (D)	44,646	4,218,696	3
03/31/01 (D,E)	1,163,447	5,382,143	3
06/30/01 (D,F)	487,626	5,870,769	3
09/30/01	 (D)	75,495	5,946,264	3
12/31/01	 (D)	75,495	6,021,759	3
03/31/02 (D)	75,495	6,097,254	3
06/30/02 (D)	74,226	6,171,480	3
09/30/02	 (D)	52,008	6,223,488	3
12/31/02	 (D)	52,008	6,275,496	3			18,826,488	18,826,488
03/31/03 (D)	52,008	6,327,504	3						18,982,512
06/30/03 (D)	52,008	6,379,512	3				19,138,536
09/30/03	 (D)	52,008	6,431,520	3				19,294,560
12/31/03	 (D)	52,008	6,483,528	3		19,450,584
03/31/04 (D)			0
							362		19,450,584	`18,826,488	76,242,096

MONTHS					3	3	12

WEIGHTED AVERAGE SHARES		6,483,528	6,275,496	6,353,508

NET INCOME/(LOSS)		$(5,079)	$(4,193)	$(11,370)

EARNINGS/(LOSS) PER SHARE, PRIMARY			$(.001)	$(0.001)	$(0.002)

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

EXHIBIT A

Code of Ethical Conduct

Of

Mother Lode Gold Mines Consolidated
The purpose of Mother Lode Gold Mines Consolidated's Code of Ethics
 is to promote an ethical culture and to describe the philosophy which the Company's directors and management are committed to apply to the treatment of those to whom we have an obligation whether inside or outside our organization.

Ethical Treatment of those whom Mother Lode Gold Mines
Consolidated has an Obligation

To our employees we are committed to honesty, just management, fairness, providing a safe and healthy work environment free from fear of r etribution, and respecting the dignity due everyone.

For our customers, suppliers, and partners we are committed to fair competition and a sense of responsibility required of a good customer and teammate.

For the communities in which we live and work, we are committed to observe sound environmental business practices and to act as concerned and responsible neighbors, reflecting all aspects of good citizenship.

For our shareholders, we are committed to pursuing sound growth and earnings objectives and to exercising prudence in the use of our assets and resources.

Obey the Law.

We will conduct our business in accordance with all applicable law and regulations. Compliance with the law does not comprise our entire ethical responsibility. Rather, it is a minimum, absolutely essential condition for the performance of our duties.

Conflicts of Interest:

We will avoid any relationship, influence, or activity that might impair, or even appear to impair, the ability of our directors, management, and employees to make fair and objective decisions when performing their duties for the Company. Playing favorites or having conflicts of interest, i n practice or appearance, runs counter to the fair treatment to which we are all entitled.

Our directors and executive officers are aware that it is unlawful for the Company, directly or indirectly, including through a subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit in the form of a personal loan to or for and director or executive officer (or equivalent thereof) to the Company. The Company has a zero tolerance policy regarding any such activities.


Keep Accurate and Complete Records:

We must maintain complete and accurate records. The Company
 will record all transactions between the Company and outside individuals and organizations promptly and accurately in the Company's books in accordance with generally accepted accounting practices and principles.
No one should attempt to rationalize or even consider misrepresenting facts or falsifying records. The Company has a zero tolerance policy regarding any such activities.

Implementation:

These guidelines are intended to guide each of us whether we are a director, executive officer, or employee of Mother Lode Gold Mines Consolidated in making consistently good decisions. They are also meant to stimulate awareness that ethical issues will confront us all on a daily basis. Doing the right thing begins with every individual acting with honesty and integrity coupled with good judgment and sensitivity to the way others see us and how they interpret our actions

Any violation of this code must be reported immediately to any member of the Audit Committee. Upon receipt of such notice the Audit Committee will commence an impartial investigation within 72 hours.
The Audit Committee will attempt to resolve all such issues in an expedited manner. The Committee has the authority and responsibility to take whatever action it deems necessary to resolve such issues.

Adopted by the Board of Directors of Mother Lode Gold Mines Consolidated February 11, 2004

EXHIBIT B

Charter of the Audit Committee
Of
the Board of Directors
of
Mother Lode Gold Mines Consolidated

I. Audit Committee Purpose

The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit
Committee's primary
 duties and responsibilities are to:

* .Monitor the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting, and l egal compliance.

* .Monitor the independence and performance of the Company's independent auditors.

* .Provide an avenue of communication among the independent auditors, management, and the Board of Directors.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as to anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

II. Audit Committee Composition and Meetings

Audit Committee members shall meet the requirements of the SEC, AICPA, and the Pacific Exchange. The Audit Committee shall be comprised of three or more directors as determined by the Board, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his or her independent judgment. All members of the Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the
 Committee shall have accounting or related financial management expertise.

Audit Committee members shall be appointed by the Board. If an audit committee Chair is not designated or present, the members of the Committee may designate a Chair by majority vote of the Committee membership.

The Committee shall meet at least four times annually, or more frequently as circumstances dictate. The Audit Committee Chair shall prepare and/or approve an agenda in advance of each meeting. The Committee should meet privately in executive session at least annually with management and the independent auditors, as a committee, to discuss any matters that the Committee or any of these believe should be discussed. In addition, the Committee should communicate with management and the independent auditors quarterly to review the Company's financial statements and significant findings based upon the auditor's limited review procedures.

III. Audit Committee Responsibilities and Duties

Review Procedures

1. Review and reassess the adequacy of this Charter at least annually.
Submit the Charter to the Board of Directors for approval and have the document published at least every three years in accordance with SEC regulations.

2. Review the Company's annual audited financial statements prior to filing or distribution. Review should include discussion with management and the independent auditors of significant issues regarding accounting principles, practices, and judgments.

3. In consultation with the management and the independent auditors, consider the integrity of the Company's financial reporting processes and controls.
 Discuss significant financial risk exposures and the steps management has taken to monitor, control, and report such exposures. Review significant findings
 prepared by the independent auditors together with management's responses.

4. Review with financial management and the independent auditors the Company's quarterly financial statements prior to filing or distribution. Discuss
 any significant changes to the Company's accounting principles and any items required to be communicated by the independent auditors in accordance with SAS 61.

Independent Auditors

5. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

6. Approve the fees and other significant compensation to be paid to the independent auditors.

7. On an annual basis, the Committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.

8. Review the independent auditors engagement letter and audit plan -discuss scope, staffing, locations, reliance upon management, and general audit approach.

9. Prior to releasing the year-end earnings, discuss the effectiveness of the audit procedure and the results of the audit with the independent auditors.
 Discuss certain matters required to be communicated to the audit committee in accordance with AICP A SAS 61.

10. Consider the independent auditors' judgments about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

Legal Compliance

11. On at least an annual basis, review with the Company's counsel, any legal matters that could have a significant impact on the organization's financial statement, the Company's compliance with applicable laws and regulations, and inquiries received from regulators or governmental agencies.


Other Audit Committee Responsibilities

12. Annually prepare a report to shareholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.

13. Perform any other activities consistent with this Charter, the Company's Certificate of Incorporation, by-laws, and governing law, as the
 Committee or the Board deems necessary or appropriate.

14. Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities, not later than the next meeting of the Board.

Other Optional Charter Disclosures

15. Establish, review, and update periodically a Code of Ethical Conduct and ensure that management has established a system to enforce this Code.

16. Periodically perform self -assessment of audit committee performance.

17. Review financial and accounting personnel succession planning within the Company.

18. Annually review policies and procedures as well as audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related party transactions
and potential conflicts of interest.


Adopted by the Board of Directors of Mother Lode Gold Mines Consolidated February 11, 2004

		Sequential Page Number 17