Form 10QSB
period 2004-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2005-03-10
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	For The Quarterly Period Ended: September 30, 2004

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

Check whether the registrant filed all documents and records required
to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of the securities under a plan confirmed by a court.  Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
	Common Stock,	6,640,807
	without par value	as of September 30, 2004


	 Total Pages: 16
	Exhibit Index on Page: 11




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended
September 30, 2004. The Company has prepared this information without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004


TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

Consolidated Statement of Operations for the 9-month period ending
September 30, 2004.										4

Consolidated Statement of Cash Flows for the 9-month period ending
September 30, 2004										5

Consolidated Statements of Stockholder's Equity from inception on
 February 8, 1974 to September 30, 2004.									6

Notes to Consolidated Statements								7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
BALANCE SHEETS
(1990 through 2004 Unaudited)
ASSETS

	September 30	December 31
	2004	2003
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$174	$106
	Total current assets	  174	106

Other Assets
	Property rights	618,332	618,332
	Note receivable from
	Amador United Gold Mines	102,130	98,756
	Total other assets	720,462	717,088
		$720,637	$717,194

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$43,836	$43,790
	California income tax	11,256	11,256
Total current liabilities	55,092	55,046

Non-current liabilities
	Notes payable	23,769	18,748
	Deferred fees payable	58,303	58,303
	Total non-current liabilities	82,073	77,051

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30
	2004: 6,640,807
	2003: 6,431,520		6,914,461	6,796,008
Paid-in capital representing rights to
acquire a maximum of 619,004 shares
(See Note 3)	451,004	569,457
Deficit accumulated during development stage	(6,781,992)	(6,780,367)
Net stockholder's equity	583,472	585,098
		$720,637	$717,094

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(1990 through 2004 Unaudited)
	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2004	2003	2004	2003
Pre-operating revenues:
Payments received under
	joint venture agreements:	$0	$0	$0	$0
	Interest Income	1,187	1,157	3,634	3,713
		Sub-total	1,187	1,157	3,634	3,713

Pre-operating Expenses
	Lease and non-creditable option
	    payments on mining properties	0	0	0	0
	Evaluation of mining properties	0	1,200	2,400	2,400
	Legal and accounting	0	255	25	280
	Interest expense	424	2,376	1,153	7,230
	Administrative compensation	0	0	0	0
	Other administrative expense	46	772	1,632	3,445
	Depreciation/Amortization	0	0	0	0
	California Franchise tax	0	0	50	50
	Other expenses	0	0	0	0
		Sub-total	470	4,602	5,259	13,406

Net operating income	717	(3,445)	(1,625)	(9,692)

Minority interest in loss of
subsidiaries	0	0	0	0

Net gain/(loss)	$717	($3,445)	($1,625)	($9,692)

Primary gain/(loss) per share	$0.000	($0.001)	($0.000)	($0.002)

Fully diluted gain/(loss) per share	$0.000	($0.000)	($0.000)	($0.001)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(1990 through 2004 Unaudited)

		Nine Months Ended
	Sep 30	Sep 30
	2004	2003
Cash flows from operating activities:	($1,625)	($9,692)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Depreciation and amortization	0	0
	Salaries and fees	0	0
	(Increase) Decrease in deposits	0	0
	(Increase) Decrease in pre-paid expenses	0	0
	(Increase) Decrease in loans receivables	(3,374)	(3,362)
	Increase (Decrease) in accounts payables	46	6,643
	Increase (Decrease) in long term loans	0	0
	Incr (Decr) in deferred officer salaries	0	0
	Incr (Decr) in income taxes payable	0	0
	Incr (Decr) Minority Interest due to Dissolution	0	0
	Incr (Decr) in property loss from abandonment	0	0
Gross cash used in operating activities	(3,328)	(3,281)
Cash flow from investing activities:
	Minority investment	0 	0
	Purchase of mining property	0	0
Net cash provided by (used in) investing	0	0
Cash flows from financing activities:
	Issuance of Series B Stock	0	0
	(Inc)Dec Conversion Series A to Common	(118,454)	(116,234)
	Proceeds from sale of company stock	118,454	116,234
	Increase (Decrease) in expiration of:
	Series A Preferred Stock	0	0
		1984 Option Plan	0	0
Net borrowing from notes payable	5,021	6,416
Net cash provided by financing activities	5,021	6,416
	Net increase (decrease) in cash	$69	($7)
	Cash, beginning of period	105	127
	Cash, end of period	$174	$120

A. Supplemental disclosures of cash flow information for the 368 month since inception to September 30, 2004
	Cash paid for:	Interest	$719,084
		Income taxes	$37,885

B. Supplemental schedule of non-cash investing and financing activities for the 368 months from inception to September 30, 2004:
	The Company has satisfied various liabilities (Note 3) by
issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
		Stock Options	Stock
	Salaries	$414,913
	Equipment	  _    0	$5,000
	Total	$414,913	$5,000
See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(1990 through 2004 Unaudited)
		Issued and Outstanding	Paid-in	Since Inception
	Shares	Amount	Capital	February 1974
From Inception, February 24, 1974 thru December 31, 2001
	6,021,759	$6,453,367	$912,098	($6,759,568)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
	to common shares	253,737	187,663	(187,663)
Northern Mines Inc. Dissolution and issuance
	of MLGM stock, $0.50/share	416,486	208,243
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918common shares	0
December 31, 2002 pre-operating
	net gain (loss)	        0	         0	         0	   (9,429)
As of December 31, 2002	6,275,496	$6,641,029	$724,435	($6,768,997)

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
    to common shares	208,032	154,978	(154,978)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 749,952 common shares
December 31, 2003
   Pre-operating net gain	        0	         0	         0	   (11,370)
As of December 31, 2003	6,483,528	$6,796,008	$569,457	($6,780,367)

No shares were sold from Jan thru Sep 2004
Series A Preferred shares converted
    to common shares	 157,279	118,453	(118,453)
Paid-in capital representing options
	to acquire a cumulative maximum:		0
	Series A of 593,935 common shares
September 30, 2004
   Pre-operating net gain (loss)	0	        0	         0	    (1,625)
As of September 30, 2004	6,640,807	$6,914,461	$451,004	($6,781,992)
See accompanying notes


See accompanying notes

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
1.	 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions
to Form 10-QSB and Article 10 of Regulation S-X. Accordingly,
 they do not include
all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2003.

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

	b. Minimum Annual Land Lease Payments
Assuming these properties are retained, and the payment schedule agreed to for
 the Big Canyon property is unchanged, the minimum payments are as follows:
		Year					 Amount
	2004(3 months)	$0
	2005	To be determined
	2006	To be determined

3.	STOCK OPTION PLANS
	The Company has two active stock option plans (1995 Stock Option Plan and Directors' Stock Option Plan).The Company options are valued at the amount
of the salary or other amounts owed, and are recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate.
 As of the date of
this Form 10-QSB, they are summarized as follows:

A. Option plans for employees, directors and consultants:
		Plan		Expiration	Exercise
Common Shares	Reserved for
 	Price   	Under Option 	Future Grant
 	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:
		1995 Plan	Jun 2005	$2.00		100,000	           0
		Director's	Jun 2005	$2.00		 40,000		60,000
		Total						140,000	  	60,000

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

Through September 30, 2004, a total of 108,185 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $10.00 to $1.53/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 10 years class:	.0001	593,935
		593,935	$414,913

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

Through September 30, 2004 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise
	Common Shares 	Amount of Expense
 Conversion			Price/Share
	Under  Option   	or Debt Relief
Minimum: 4,775
Maximum, 5 year Class	.0001	25,068	$ 47,748
Total amount of expense relief (Series A and Series B)	$462,661


MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

c. A changes in options outstanding, as of September 30, 2004 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2004
   Series B Preferred	25,068
   Series A Preferred, 10-year expiration class	749,952
	Total	775,020
   Net Changes, 2004
   Series B Preferred, 10 year expiration class	0
Series A Preferred, 5-year expiration class	0
   Series A Preferred, 10-year expiration class	(156,017)
   Balance, June 30, 2004	593,935

4.	OFFICE LEASE

The Company shares an office with Pacific FarEast Minerals in a Class A, low rise building in a garden office park at 1312 Concannon Boulevard,
 Livermore, California.

(The balance of this page intentionally left blank)


Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiaries (the "Company") showed a Third Quarter 2004 loss of $1,625. The Company has no cash income from the properties in which the Company has an interest. Sources of cash flow to the Company have historically been derived from: (
1) mining contracts with other mining companies, (2) securities offerings and
 (3) drilling programs.

	As of September 30, 2004 the Company had outstanding advances for land and administrative services to subsidiary corporations as follows:
 Amador United
Gold Mines - $101,655. Pacific FarEast Minerals, Inc. has made a short term loan of
$3,986, including simple interest at 8% per annum, to the Company for land lease payments and insurance.

The total number of common shares of the Company as of September
30, 2004 is 6,640,807.

Cash payments for officer's compensation were suspended effective
October 1, 1988, and remain in effect through September 30, 2004 and are in effect
as of the date of this report. To date, 350,000 shares have been authorized and options for 108,185 shares of Series A Preferred Stock that have been granted remain active.

Grant W. Metzger, a director of Mother Lode Gold Mines Consolidated since 1978, and president between 1982 and 1985, passed away on July 29, 2004.

	Preparation of Financial Statements. The consolidated financial statements of September 30, 2004, and for the three-month period then ended, were prepared by the Company and have not been reviewed by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Third Quarter 2004. The Company owns
48.20% of the common
stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. ("PFEM") As of June 30, 2004, PFEM had sold $195,000 in units of common stock and warrants. This offering commenced on
January 1, 2004 and ended on June 30, 2004.

During the Third quarter of 2004, PFEM through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., advanced its efforts related to the Weichang Project by signing an Agreement with the North China
Exploration Institute
 to perform work on future filings and exploration in the Area of Interest.

PFEM expects issuance of its permit applications in the first quarter of the year 2005.

The Company owns 24.69% of the common stock (the only outstanding security) of PFEM.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any material legal proceedings to which the Company or any subsidiary is a party or of which any of their properties i s subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: March 5, 2005	Date: March 5, 2005
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

o/s Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: March 5, 2005	Date: March 5, 2005

I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0QSB of Mother
Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly
report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and
report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in
other factors that could significantly affect internal controls subsequent to the date of
our most recent evaluation, including any corrective actions with regard to significant
deficiencies and material weaknesses.
       Date: March 5, 2005


	o/s Frank M. Orrell
       Chairman, CEO

I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0QSB of Mother
Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements
 were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects
the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
 Exchange Act Rules
l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material i nformation relating to the registrant, including its consolidated subsidiaries is made known
 to us by others within those entities particularly during the period in which this quarterly repo rt is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: March 5, 2005
o/s Byron S. James
Secretary, CFO

MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(FULLY DILUTED)
	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/04 	9/30/03 	9/30/04 	9/30/03	12/31/03

From 2/08/74 thru 12/31/00(A,B,C,D)	323
01/01/01 (C)			4,935,768	3
03/31/01 (C,E)1,163,447	6,099,215	 3
06/30/01 (C,F)	488,626	6,587,841	 3
09/30/01 (C)		75,495	6,663,336	3
12/31/01 (C)		75,495	6,738,831	3
03/31/02 (C)		75,495	6,814,326	 3
06/30/02	 (C)		74,266	6,888,552	3
09/30/02 (C)		52,008	6,940,560	 3
12/31/02 (C)		52,008	6,992,568	3				20,977,704	20,977,704
03/31/03 (C)		52,008	7,044,576	 3				21,133,728	21,133,728
06/30/03 (C)	52,008	7,096,584	3		21,289,752		21,289,752	21,289,752
09/30/03 (C)	52,008	7,148,592	3					21,445,776
12/31/03	 (C)	52,008	7,200,600	3			21,601,800
03/31/04 (C)	52,008	7,252,608	3			21,757,824
06/30/04 (C)	53,276	7,305,884	3	21,917,652		21,917,652
09/30/04 (C)		51,995	7,357,879	0
				368	21,917,652	21,289,752	65,277,276	63,401,184	84,846,960

MONTHS									3		3		9	9	12

WEIGHTED AVERAGE SHARES	7,305,884	7,096,584	7,253,031	7,044,576	7,070,580

NET INCOME/(LOSS))	$717	($3,445)	($1,625)	($9,692)	($11,370)

EARNINGS/(LOSS)PER SHARE
FULLY DILUTED	$0.000	($0.000)	($0.000)	($0.001)	($0.002)

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



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDARIES
EARNINGS PER SHARE
(PRIMARY)
	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	  9/30/04 	9/30/03 	9/30/04 	9/30/03	12/31/03

From 2/08/74 thru 12/31/00(A,B,C,D)	323
01/01/01 (C)			4,218,696	3
03/31/01 (C,E)1,163,447	5,382,143	 3
06/30/01 (C,F)	488,626	5,870,769	 3
09/30/01 (C)		75,495	5,946,264	3
12/31/01 (C)		75,495	6,021,759	3
03/31/02 (C)		75,495	6,097,254	 3
06/30/02	 (C)		74,266	6,171,480	3
09/30/02 (C)		52,008	6,223,488	 3
12/31/02 (C)		52,008	6,275,496	3				18,826,488	18,826,488
03/31/03 (C)		52,008	6,327,504	 3				18,982,512	18,982,512
06/30/03 (C)	52,008	6,379,512	3		19,138,536		19,138,536	19,138,536
09/30/03 (C)	52,008	6,431,520	3					19,294,560
12/31/03	 (C)	52,008	6,483,528	3			19,450,584
03/31/04 (C)	52,008	6,535,536	3			19,606,608
06/30/04 (C)	53,276	6,588,812	3	19,766,436		19,766,436
09/30/04 (C)		51,995	6,640,807	0
				368	19,766,436	19,138,536	58,823,628	56,947,536	76,242,096

MONTHS									3		3		9	9	12

WEIGHTED AVERAGE SHARES	6,588,812	6,379,512	6,535,959	6,327,504	6,353,508

NET INCOME/(LOSS))	$717	($3,445)	($1,625)	($9,692)	($11,370)

EARNINGS/(LOSS)PER SHARE-Primary		$0.000	($0.001)	($0.000)	($0.002)	($0.002)

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