Form 10KSB
period 2004-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2005-06-07
CIK 802595

Sequential Page Number 1
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
                              For the Fiscal Year Ended: December 31,
2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                         TRADING SYMBOL: MLGM

          Class                                   Outstanding
     Common Stock without par value,                   6,692,814
                                        as of December 31, 2004

                                         Total Pages: 29
                                        Exhibit Index on Page: 25



                                 INDEX

                                                    Sequential
Item                                                   Page

PART I

Item 1. Description of Business                            3

Item 2. Description of Property                            3

Item 3. Legal Proceedings                                  3

Item 4. Submission of Matters to a Vote of Security Holders3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters 4

Item 6. Management's Discussion and Analysis               4

Item 7. Financial Statements                               5

Item 8. Changes In and Disagreements With Accountants an Accounting and Financial Disclosure

Item 8A. Controls and Procedures                           5

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act          6

Item 10. Executive Compensation                            7

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters                           8

Item 12. Certain Relationships and Related Transactions    9

Item 13. Exhibits and Reports on Form 8-K                  9

Item 14. Principal Accountant Fees and Services           10

SIGNATURES                                                11

CERTIFICATION OF PERIODIC REPORT                          12

FINANCIAL STATEMENTS                                      13

NOTES TO FINANCIAL STATEMENTS                             17

EXHIBIT INDEX                                             23

EXHIBITS                                                  24

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

A. Summary. The Company's activity for 2004 was to maintain its property position in the Mother Lode gold district of California and further its investments in associates. Personnel normally associated with the Company devoted a significant portion of their time to Pacific FarEast Minerals, Inc., a corporation in which the Company holds 24.69% of the common stock.

B. Subsidiary Companies. The Company has no subsidiary companies. However, the Company does hold interests described herein, in two corporations. Each corporation was formed based on proposed operations in a geographic area. Please refer to Item 6 for activities of these two companies during 2004. Pacific FarEast Minerals is a Nevada corporation and Amador United Gold Mines is a California corporation. The Company's percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from these two companies and does not expect to in the immediate future.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 24.47% of the common stock (the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns 48.37% of the common stock (the only outstanding security issue) of AUGM.

ITEM 2.   DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.   Big Canyon Mine, El Dorado County, California

     Big Canyon Mining and Cattle Corporation Property: MLGM entered into a lease with option to purchase surface and mineral rights on
584.07 acres, effective July 1, 1996. In January 1999, the annual payment was reduced to $2,000. The purchase option begins at $4,500 per acre and increases, based on the Consumer Price Index. Additional amendments to the lease were made effective January 1, 2001.

The lease had an expiration date of December 31, 2004. The Company chose not to renew the lease due to restricted mining opportunities in California and the length of time now required to obtain a mining permit in California. Therefore, the lease terminated December 31, 2004.

B. Leased Office Space: The Company shared 875 square feet at 1312 Concannon Boulevard, Livermore, California, a one story office building in a business park during the year 2004.

ITEM 3. LEGAL PROCEEDINGS. The Company is not aware of any legal proceedings to which the Company is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   During
the calendar year 2004 an annual meeting for 2003 was not held due to the inactivity of the Company. Hence, no matters were submitted to a vote of security holders.

          (The balance of this page intentionally left blank)

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

A. Common Stock. The no-par common stock of the Company has traded in the over-the-counter market since 1980 on an intermittent basis. The Company has sought brokers, but currently interest is limited to one dealer in the pink sheets due to the low activity of the Company.

                        High/Low Bid Price Data

               2004           High      Low
                            $0.05    $0.01

               2003           High      Low
                            $0.25    $0.01

               2002           High      Low
               No market existed for the shares in the year 2002

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through June 30, 1998, the last date of issue, the Company had granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 2002, 46,217 options were exercised; in 2003, 37,892 options were exercised and in 2004, 38,025 options were exercised leaving a balance of 98,712 Series A options.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March 1996 through December 31, 2004, the Company has granted 4,775 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock and no options have been exercised.

Item 6. Management's Discussion and Analysis

For the twelve months ending December 31, 2004, the land holdings of the Company were reduced by (1) relinquishing mining claims ($2,000) and (2) non-renewal of the Big Canyon lease ($608,840). The Company continued to assist its associates, Pacific FarEast Minerals, Inc. and Amador United Gold Mines.

Consolidated operating loss for the twelve months ending December 31, 2004 was $3,017, compared with a loss of $11,370 for the twelve months ending December 31, 2003

In order to maintain operations of the Company, private loans were made by officers and directors of the Company. During 2004, Pacific FarEast Minerals, Inc. made a loan to the Company, which totaled $4,112, principal and interest, as of December 31, 2004.

As of February 17, 2003, the Company had advanced $6,274 to Pacific FarEast Minerals, Inc. Effective February 17, 2003, PFEM issued 34,591 shares of its common stock to the Company as repayment for these advances, at a conversion rate of $0.18138 per share of PFEM.

As of December 31, 2004 the Company had made advances to Amador United Gold Mines for land and administrative services in the amount of $101,761, and had made long-term loans totaling $103,267, principal plus accrued interest.

During the Year 2004 there were no placement sales of common stock of the Company. However, 209,286 shares of common stock were issued in 2004 from the exercise of Series A options for Deferred Compensation.

As of December 31, 2004, there were 6,692,814 shares issued and outstanding.
Management's discussion of Pacific FarEast Minerals, Inc. and Amador United Gold Mines follows:

Pacific FarEast Minerals, Inc. ("PFEM").

As of December 31, 2004, Pacific FarEast Minerals, Inc. had 7,916,362 shares of common stock outstanding (the only security). MLGM owned 2,074,591 shares, or 24.47%.

During the year 2004 Pacific FarEast Minerals incorporated the Chengde Great Wall Minerals Company, Ltd., in the City of Chengde, China, Hebei Province. PFEM provided $150,000 in investment capital to the Company and established banking relationships with the Bank of China accordingly. The Chengde Company is registered as a Foreign Investment Company whose business purpose is mineral exploration. The Chengde Company furthered its relationship with the Weichang Gold Company, providing guidance to exploration in the County of Weichang, north of Beijing. In the last quarter of the year 2004 PFEM sent two senior geologists to assist WGC in early stage development of its intended project area. Previously the Company (PFEM) had filed eight permits with the Ministry of Land and Resources which were being processed by that entity and other required regulatory authorities.

During the year 2004 the Chengde Company established a Fellowship in the Name of Professor Sun Shu, Chairman of the Chinese Academy of Science, for deserving students. PFEM controls 100% per cent of the outstanding common stock of the Chengde Great Wall Minerals Company.

PFEM lost the services of, Grant W. Metzger, one of its Founding
Directors, with his passing. Mr. Metzger was a Mining Engineer; Past President of Mother Lode Gold Mines Consolidated and The Calaveras Cement Company, and a Colonel, USMC(R). Mr. Metzger actively encouraged and guided the Company toward its opening in China.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 2004. AUGM owns two assets:(1) 266,000 common shares of Sutter Gold Mining, Inc., a Canadian corporation. Through a Reverse Takeover Merger in 2004, the Sutter Gold Mining Company was acquired by Globemin Resources Inc., a Canadian company and the name changed to Sutter Gold Mining Inc.;(2) mineral rights on
200.24 acres of the Argonaut Mine located in Amador County, California. AUGM has 7,169,925 shares of common stock issued and outstanding (the only security). MLGM owns 3,456,159 common shares or 48.20%.

Other. The respective Board of Directors of the Company and Pacific FarEast Minerals, Inc., effective April 5, 2004, agreed in principle to a merger of the two companies. On that date, MLGM owned 26.1% of the common stock of PFEM. MLGM will bring sufficient value to the merger to increase its ownership of PFEM to 40%. As a further condition of the proposed merger, PFEM must obtain a prospecting permit for the designated Weichang property. As of December 31, 2004, the application for the prospecting permit is pending, but not yet approved.

Mr. Kevin Keen joined the Board of Directors of MLGM and PFEM and was appointed Chairman of the respective Audit Committee. Mr. Keen, a Partner of the accounting firm of Boydstun and Klingner, has had a long-term association with the Principals of Mother Lode Gold Mines, including its founders, Frank P. Adams, past President and Frank M. Qrrell, the current Chairman, and other members of the current Boards of Directors.

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

     1. List of Financial Statements
          (a) Balance Sheets as of December 31, 2004 and 2003.
          (b) Statements of Loss for the Years Ended December 31, 2004 and 2003.
          (c) Statements of Deficit for the Years Ended December 31, 2004 and 2003.
          (d) Statements of Changes in Cash Resources for the Years Ended December 31, 2004 and 2003.

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

Year ended December 31,2004    2003      2002      2001      2000
           (Dollars in thousands, except per share figures)
A.Income
  Exploration Agreements        $0        $0        $0        $0  $0
B. Total Revenues      $0        $0        $0        $0        $0
C. Income Gain(Loss) From Continuing Operations
  1. Dollars        $(3)     $(11)      $(9)        $7     $(18)
  2. Per Share,
     A. Primary   $(.000)   $(.002)   $(.002)     $.001   $(.004)
     B. Fully Diluted$(.000)$(.001)   $(.001)     $.001   $(.004)
D. Total Assets      $111      $717      $713      $709      $670
E. Long Term Debt     $83       $77       $70       $65      $557
F. Cash Dividends
 Declared/Paid       None      None      None      None      None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES - The Company did adopt on February 11, 2004, a Charter of the Audit Committee of the Board of Directors.

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

                                                 Common Stock
                                                 Beneficially
                                                    Owned as
                                 Position    of December 31, 2004
Name         Age   Positions2   Held Since       Shares  Percent2

Peter S. Adams      51             Director (ABC) 1984      321,4863
4.41%

Orville E. Anderson 79             Director,
                    President
                    Chief Operating
                    Officer (AC)   1997           120,5104  1.65%

Byron S. James      72             Director,
                    Secretary                     766,6716  10.51%
                    Chief Financial
                    Officer        19765

Kevin J. Keen 54    Director (B)   2004           4,974     0.07%

Frank M. Orrell     71             Director,                1,984,9459
27.20%
                    Chairman,
                    Chief Executive
                    Officer (ABC)  1974
All officers and directors as a group:                      3,198,586
43.83%

Board Committees: (A) Executive (B) Audit (C) Compensation/Nomination
(D) Budget

Footnotes to Table of Directors and Officers

1. Percentages are based on 6,692,814 total outstanding common shares plus 130,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 516,830 common shares by December 31, 2004.

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

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 20,510 shares of common stock on December 31, 2004

5. Mr. James became a director and Executive Committee member in 1988.

6. Includes 10,000 shares subject to immediately exercisable options; 536,341 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a maximum of 215,000 shares of common stock on December 31, 2004.

7. Includes 4,974 Shares owned by Boydstun & Klingner, CPA, which Mr. Keen is a partner.

8. Includes 10,000 shares subject to immediately exercisable options; 1,745,632 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to a maximum of 229,313 shares of common stock on December 31, 2004.

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

Kevin J. Keen, CPA, has been affiliated with Boydstun & Klingner, CPA, since 1986 and a partner since 1990.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

A. 2004 Compensation

The Board establishes the levels of compensation for the active executives. No cash payments for executive salary have been made since October 1988, rather, the established compensation was satisfied by the issuance of deferred compensation options for the Class A Preferred, convertible stock of the Company. No options have been granted since June 1998.

B.   Stock Options

The Company has two active stock option plans - 1995 Plan and Directors' Plan.

1995 Plan: The purpose of this Plan is to attract, retain and motivate employees and/or consultants by providing for, or increasing, their proprietary interests in the Company. Directors of the Company may not receive options under this Plan. The Board of Directors may grant non-incentive options, upon recommendation of the Compensation Committee of the Board. The options authorized will not constitute incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options granted under the Plan expire ten years after the Grant date. The Plan expires on June 19, 2005.

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

The Options to be granted are non-discretionary, as follows: (a.) an option to purchase 5,000 shares to each director in active service following the Annual Meeting of Shareholders on August 3, 1995, and (b.) an option to purchase 5,000 shares to each director who is then active on the anniversary of the Initial Grant Date, until each person will have received options for a total of 40,000 shares. The Plan expires on June 19, 2005

Options granted under the Plan will expire at the earliest of (i) the date at which a director's service is terminated for cause, (ii) six months after a director voluntarily retires from service, (iii) one year after the date on which a director ceases to be a director of the Company for any other reason or (iv) the tenth anniversary of the date of grant.

As of December 31, 2004: (1) a combined total of 140,000 non-incentive options were outstanding: 1995 Plan - 100,000 and Director's 1995 Plan
- 40,000: (2) a total of 98,712 deferred Series A compensation options were outstanding. The exercise price is $0.0001 for deferred Series A compensation options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2004 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:

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
     1536 Holmes Street
     Livermore, CA 94550

1. Percentages are based on 6,692,814 total outstanding common shares plus 130,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 470,472 common shares by December 31, 2004.

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to 11,114 shares of common stock by December 31, 2004.

3. Includes 10,000 shares subject to immediately exercisable options; 536,347 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a minimum of 136,504 shares of common stock by December 31, 2004.

4. Includes 10,000 shares subject to immediately exercisable options; 1,638,268 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to a minimum of 144,254 shares of common stock by December 31, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION:     Not
Applicable

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-K begin on Sequential Page 24.

B. Reports on Form 8-K:  Not Applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - The Company does not retain outside accounting nor audit services.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell                          o/s Byron S. James
Frank M. Orrell,                             Byron S. James,
Chairman, CEO                        Chief Financial Officer
Date: May 5, 2005                          Date: May 5, 2005


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10KSB of the Company for the quarterly period ended December 31, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell                          o/s Byron S. James
Frank M. Orrell,                             Byron S. James,
Chairman, CEO                        Chief Financial Officer
Date: May 5, 2005                          Date: May 5, 2005

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;

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

     Date: May 5, 2005


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

     Date: May 5, 2005

                                             o/s Byron S. James
                                             Secretary, CFO

                  MOTHER LODE GOLD MINES CONSOLIDATED
                            BALANCE SHEETS
                     (1990 through 2004 Unaudited)

ASSETS
                                  December 31    December 31
                                      2004           2003
                                  (Unaudited)    (Unaudited)
Current Assets
     Cash                              $143            $106
     Total current assets               143             106

Other Assets
     Property rights                  7,500         618,332
     Note receivable from
     Amador United Gold Mines       103,267          98,756
     Total other assets             110,767         717,088
TOTAL ASSETS                       $110,910        $717,194

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
     Accounts payable               $43,883         $43,790
     California income tax           11,256          11,256
Total current liabilities            55,139          50,045

Non-current liabilities
     Notes payable                   24,227          18,748
     Deferred fees payable           58,303          58,303
Total non-current liabilities        82,530          77,051

Stockholder's equity
     Common stock, without par value,
     Authorized, 7,500,000 shares:
     Issued and outstanding, December 31
     2004:                        6,692,814
     2003:                        6,483,525       6,953,206 6,796,008
Paid-in capital representing rights to acquire
a maximum of 749,952 shares (Note 4)412,259         569,457
Deficit accumulated             (6,783,384)     (6,780,367)
Net stockholder's equity           (26,759)         585,097
                                   $110,910        $717,194

                        See accompanying notes
                  MOTHER LODE GOLD MINES CONSOLIDATED
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                     (1990 through 2004 Unaudited)

                             Year EndedYear EndedYear Ended
                              Dec. 31  Dec. 31  Dec. 31
                                2004     2003     2002
Revenues:
    Other Income               $4,882   $4,880   $5,777
    Sub-total                   4,882    4,880    5,777

Expenses
    Loss on abandonment       610,840        0        0
    Evaluation of mining properties2,400 2,400    1,255
    Legal and accounting           25      426      120
    Interest expense            1,610    9,454   10,284
    Other administrative expense1,813    4,060    3,451
    California Franchise tax       50       50       95
    Other expenses                  0    (140)        0
    Sub-total                 616,738   16,251   15,205

Net operating income        (611,857) (11,370)  (9,429)

Net gain/(loss)            $(611,857)$(11,370)`$(9,429)

Primary gain/loss per share  $(0.093) $(0.002) $(0.002)

Fully diluted gain/loss per share$(0.084)$(0.001)$(0.001)

                 CONSOLIDATED STATEMENTS OF CASH FLOW
                     (1990 through 2004 Unaudited)
                                      Dec. 31 Dec. 31   Dec. 31
                                        2004    2003       2002
Cash flows from operating activities:$(611,857)$11,370)$(9,429) Adjustments to reconcile net loss to net cash used in operating activities:
    (Increase)Decrease in loans receivables(4,516)(4,499)(4,064)
    Increase(Decrease) in accounts payables93    8,864   8,816
    Increase(Decrease) in income taxes payable       0       0 25
    (Increase) Decrease in property loss
        due to abandonment           610,840         0       0
Gross cash used in operating activities606,417 (7,006) (4,651)

Cash flow from investing activities:
    Net cash provided by (used in) investing         0       0  8

Cash flows from financing activities:
    Proceeds from sale of company stock157,198 154,979    187,663
    Increase (Decrease) in expiration of
        Series A Preferred Stock   (157,198) (154,979)(187,663)
    Net borrowing from notes payable   5,479     6,997   4,683
    Net cash provided by financing activities    5,479   6,9974,683

    Net increase (decrease) in cash     (40)       (9)      33
    Cash, beginning of period            106       115      82
    Cash, end of period                 $145      $106    $115

  Supplemental schedule of non-cash investing and financing activities for the 371 months from inception to December 31, 2004.

  The Company has satisfied various liabilities (Note 3) by issuance of stock or options (Exercise price: $0.0001 per share) to acquire common stock:
                         Stock Options       Stock
          Salaries       $686,125
          Equipment             0     $5,000
          Total          $686,125     $5,000
                        See accompanying notes
                  MOTHER LODE GOLD MINES CONSOLIDATED
                           AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     (1990 through 2004 Unaudited)
                                                  Deficit Accumulated
                  Issued and Outstanding   Paid-in   Since Inception
                       Shares    Amount    Capital      February 1974
From Inception, February 24, 1974 thru December 31, 2001
                      6,021,759$6,453,367  $912,098   ($6,759,568)

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
  to common shares    253,737    187,663  (187,663)
Paid-in capital representing options to acquire
  a cumulative maximum of 924,918 common shares   0
December 31, 2002pre-operating
  net gain (loss)           0          0          0        (9,429)
As of December 31, 20026,275,496$6,641,029 $724,435   ($6,768,997)

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
  to common shares    208,032    154,978  (154,978)
Paid-in capital representing options to acquire
  a cumulative maximum of 924,918 common shares   0
December 31, 2003 pre-operating
  net gain (loss)           0          0          0       (11,370)
As of December 31, 20036,483,528$6,796,008 $569,457   ($6,780,367)

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
  to common shares    209,286    157,198  (157,198)
Paid-in capital representing options to acquire
  a cumulative maximum of 464,823 common shares   0
December 31, 2004 pre-operating
  net gain (loss)           0          0          0      (611,857)
As of December 31, 20046,692,814$6,953,206 $412,259   ($7,392,224)



                 MOTHER LODE GOLD MINES CONSOLIDATED/
                           AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004

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

A. The accompanying statements for the years 2004, 2003 and 2002 have not been audited and were prepared by the Company.

B. The accounting records of the Company are maintained on the accrual basis.

C. No federal income taxes have been paid or are payable by the Company. Operating loss carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured. Net operating losses as of December 31, 2004, based on the past 15 years, are approximately $6.0 million.

E. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

F. Primary earnings (loss) per share amounts are computed based on the weighted average number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was 6,692,814 and 6,483,528 at December 31, 2004 and 2003, respectively.

2.   DESCRIPTION OF SUBSIDIARIES

A. Amador United Gold Mines. The Company incorporated Amador United Gold Mines ("Amador") in California on March 1, 1984. The Company owns 48.20% of the outstanding shares of the common stock of Amador as of December 31, 2004. There was no activity by Amador in 2004, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns (1) 266,000 common shares of Sutter Gold Mining, Inc., a Canadian corporation, and (2) the mineral rights on 200.24 acres of the Argonaut Mine in Amador County, California.

B. Pacific FarEast Minerals, Inc. The company incorporated Pacific FarEast Minerals, Inc. ("PFEM") as a Nevada Corporation on July 26, 1996. The Company owns 24.47% of the outstanding shares of the common stock of PFEM as of December 31, 2004. The activity of PFEM is further described in Item 6, Management's Discussion and Analysis of this report.

3.   MINING PROPERTIES

The following property lease held by MLGM is not subject to third party agreements:

A. El Dorado County

During 2004, the Company held property rights in El Dorado County, California, consisting of approximately 584 acres at the "Big Canyon" mining area.

a) Big Canyon Mining and Cattle Corporation Property: The lease, with an option to purchase for surface and mineral rights on 584.07 acres, made effective July 1, 1996 was amended on January 1, 2001. The lease had an expiration date of December 31, 2004. The Company chose not to renew the lease due to restricted mining opportunities in California and the length of time now required to obtain a mining permit in California. Therefore, the lease terminated December 31, 2004.
                  MOTHER LODE GOLD MINES CONSOLIDATED
                           AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004

     Minimum monthly payments during 2004 were $200 per month, based on the schedule set forth in the lease. The minimum payment was based on a price of gold between $375 and $425 per ounce. Neither
     Development, Exploration nor Mining were commenced during the year
     2004.

b) Fort Yuma Claims: The Company did not make the annual filings required to hold these two unpatented lode claims and has thereby relinquished the claims.

4. STOCK OPTION PLANS

The Company has two active stock option plans: 1995 Stock Option Plan for employees and consultants; 1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three months at the time of the annual meeting of shareholders, or on December 31 of the year. Both plans expire June 19, 2005.

During 2004, no options were issued or expired under either the 1995 Stock Option Plan or under the 1995 Director's Plan.

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

As of December 31, 2004: (a) a total of 98,712 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock, and (b)during 2004, 38,120 options had been exercised for a total of 209,286 common shares of MLGM

                                   Shares              Amount of
                    Exercise       Under               Expense or
                    Price/Share         Option         Debt Relief
Maximum, 5 year class$.0001            0
Maximum, 10 year class$.0001     541,924
                                 541,924         $364,500

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


                  MOTHER LODE GOLD MINES CONSOLIDATED
                           AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004


Through December 31, 2003 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock. Minimum number of common shares, based on the Fifth Anniversary of June 2003: 25,069

                                   Shares              Amount of
                    Exercise       Under               Expense or
                    Price/Share         Option         Debt Relief
Maximum, 5 year class 0.0001     25,069           $47,748
Combined, Series A and Series B  566,993         $412,248

B. A summary of the changes in outstanding Common Shares of Mother Lode Gold Mines Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common
Stock

Balance January 1, 2004
          Series B Preferred                  25,069
          Series A Preferred, 10 Year Expiration Class 749,952
          Total                              775,021

Net Changes, 2004
          Series B Preferred                       0
          Series A Preferred, 10 Year Expiration Class (208,028)
Balance, December 31, 2004                   566,993

B. Non-incentive Stock Options

Balance January 1, 2004                    140,000
          Options Expired:                       0
          Options Issued                         0
Balance, December 31, 2004                 140,000

5.   OFFICE LEASE

The Company does not lease office space, but shares 875 square feet at 1312 Concannon Boulevard, Livermore, California, a one-story office building in a business park. The Company is not charged rent by Pacific FarEast Minerals, Inc.

                       MOTHER LODE GOLD MINES CONSOLIDATED
                  Years ended December 31, 2004, 2003 and 2002

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
                 Indebtedness of:                   Indebtedness to:
                 Balance at                         Balance Balance at
Balance
                 Beginning        Additions Deductions      at End  Beginning
Additions        Deductions       at End

Name of Person/entity

Unsolicited Subsidiaries
Amador United Gold Mines$98,756           $4,511         $103,267
Other Affiliates
Frank P. Adams Trust
$670         $9,790
Frank M. Orrell                                      6
 509          7,361
Jacklyn A. Orrell_____________
2,776      188    ___   2,964
Balances, Dec 31,2004$98,756$4,511
$0 $20,114

Unsolicited Subsidiaries
Amador United Gold Mines$94,257           $4,499          $98,756
Other Affiliates
Frank P. Adams Trust
    $9,120
Frank M. Orrell
     6,851
Jacklyn A. Orrell_____________
1,906      869    ___   2,776
Balances, Dec 31,2003$94,257$4,499
$0  18,747

Unsolicited Subsidiaries
Amador United Gold Mines$90,193           $4,064          $94,257
Other Affiliates
Frank P. Adams Trust
    $6,015
Frank M. Orrell
 551
     3,830
Jacklyn A. Orrell_____________
 _______
   599    1,307    ___   1,906
Balances, Dec 31,2002

$0  11,751






                MOTHER LODE GOLD MINES CONSOLIDATED
           Years ended December 31, 2004, 2003 and 2002

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

               Balance at Additions                    Balance at
            Start of Year   at CostRetirements  Other End of Year
Classification

December 31, 2004
Land (Mining Properties)$618,332             (618,332)         $0
Equipment          47,821                                  47,821
Total            $666,153                                 $47,821

December 31, 2003
Land (Mining Properties)$618,332                         $618,332
Equipment          47,821                                  47,821
Total            $666,153                                $666,153

December 31, 2002
Land (Mining Properties)$618,332                         $618,332
Equipment          47,821                                  47,821
Total            $666,153                                $666,153

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY, PLANT AND EQUIPMENT

               Balance at Additions                    Balance at
            Start of Year   at CostRetirements  Other End of Year

Classification
December 31, 2004
Equipment         $50,480                                 $50,480

Classification
December 31, 2003
Equipment         $50,480                                 $50,480

December 31, 2002
Equipment         $50,480                                 $50,480

                           EXHIBIT INDEX

          NUMBER                   EXHIBIT            Sequential Page
          11          Statements re Computation of Per-share
Earnings              23
          22          Subsidiaries of the Company
26


Note: Exhibits 2, 3, 4, 6, 7, 9, 10, 12, 14, 25 and 28 specified under Item 601 of Regulation S-K are not applicable and therefore are not included as Exhibits with this Form 10-KSB



                            EXHIBIT 11

         (Statements re Computation of Per-share Earnings)




                                To



                            Form 10-KSB




                        For the Year Ending
                         December 31, 2004

                                Of


                MOTHER LODE GOLD MINES CONSOLIDATED
                                And
                           SUBSIDIARIES
                MOTHER LODE GOLD MINES CONSOLIDATED
                          AND SUBSIDARIES
                        EARNINGS PER SHARE
                          (FULLY DILUTED)

                CUMULATIVE              12 MO TO 12 MO TO  12 MO TO
  DATE    SHARES SHARES     MONTHS      12/31/04 12/31/03  12/31/02
For the period 2/8/74 thru 12/31/01 (A,B,C,D,E)   323
01/01/02 (F)       6,738,831        3                    20,216,493
03/31/02 (F)          75,4956,814,326         3                    20,442,978
06/30/02 (F      )    74,2266,888,552         3                    20,665,656
09/30/02 (F)52,008 6,940,560        3                    20,821,780
12/31/02 (F)52,008 6,992,568        3          20,977,704
03/31/03 (F)          52,0087,044,576         3          21,
133,728
06/30/03 (F)          52,0087,096,584         3          21,
289,752
09/30/03 (F)52,008 7,148,592        3          21,445,776
12/31/03 (F)52,008 7,200,600        321,601,800
03/31/04 (F)          52,0087,252,608         321,757,824
06/30/04 (F)          53,2767,305,884         321,917,652
09/30/04 (F)          51,9957,357,879         322,073,637
12/31/04 (F,G)516,8307,874,709      0         0         0         0
                                  371   87,350,91384,846,96082,146,807
MONTHS                                                 12        12        12

WEIGHTED AVERAGE SHARES                 7,279,2437,070,5806,845,567

NET INCOME/(LOSS)                       $(611,857)$(11,370)$(9,429)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED         $(0.084)  $(0.002)  $(0.001)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977;
15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Assumes exercise of 1984 Stock Option Plan deferred compensation options for common stock of the Company.
(D) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
(E) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.
(F) Conversion of Series A preferred shares previously issued.
(G) Includes 464,823 common stock which could have been issued on conversion of Series A Preferred options.
                MOTHER LODE GOLD MINES CONSOLIDATED
                          AND SUBSIDARIES
                        EARNINGS PER SHARE
                             (PRIMARY

                CUMULATIVE              12 MO TO 12 MO TO  12 MO TO
  DATE    SHARES SHARES     MONTHS      12/31/04 12/31/03 12/31/02
For the period 2/8/74 thru 12/31/01(A,B,C,D,E)335
01/01/02            6,021,759       3                    18,065,277
03/31/02 (F)           75,4956,097,254        3                    18,291,762
06/30/02 (F)           74,2266,171,480        3                    18,514,440
09/30/02 (F)52,008  6,223,488       3                    18,670,464
12/31/02 (F)52,008  6,275,496       3          18,826,488
03/31/03 (F)           52,0086,327,504        3          18,982,512
06/30/03 (F)           52,0086,379,512        3          19,138,536
09/30/03 (F)52,008  6,431,520       3          19,294,560
12/31/03 (F)52,008  6,483,528       319,450,584
03/31/04 (F)           52,0086,535,536        319,606,608
06/30/04 (F)           53,2766,588,812        319,766,436
09/30/04 (F)51,995  6,640,807       319,922,421
12/31/04 (F)52,007  6,692,814       0         0         0         0
                                  371   78,745,04976,242,09676,541,943

MONTHS                                                 12        12        12

WEIGHTED AVERAGE SHARES                 6,562,1716,353,5086,128,495

NET INCOME/(LOSS)                       $(611,857)$(11,370)$(9,429)

EARNINGS/(LOSS) PER SHARE,
 FULLY DILUTED
             $(0.093)  $(0.002)   $(0.002)

NOTES:
(A) Share amounts have been restated for the following: 5:1 stock split - 1977;
15:1 stock split - 1978; 10% stock dividend - 1984.
(B) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
(C) Assumes exercise of 1984 Stock Option Plan deferred compensation options for common stock of the Company.
(D) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
(E) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.
(F) Conversion of Series A preferred shares previously issued.





                            EXHIBIT 22

                   (Subsidiaries of the Company)

                                To

                            Form 10-KSB

                        For the Year Ending
                         December 31, 2004

                                Of

                MOTHER LODE GOLD MINES CONSOLIDATED



Subsidiaries of Mother Lode Gold Mines Consolidated (the
"Company") and the
percentage ownerships by the Company are as follows:

     Pacific FarEast Minerals, Inc. ("PFEM") The Company owns
     24.47% of the
     outstanding common shares (the only outstanding security) of PFEM.

     Amador United Gold Mines ("AUGM") The Company owns 48.20% of the outstanding common shares (the only outstanding security) of AUGM.

PFEM is a Nevada corporation and AUGM is a California corporation. Each corporation does business only under its corporate name.