Form 10QSB
period 2005-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-06-27
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: March 31, 2005

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

(925) 606-5939
Issuers telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act). Yes ? No ?

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes ? No ?

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of March 31, 2005	6,744,821

Transitional Small Business Disclosure Format (Check One): Yes ?  No ?

	  Total Pages:   15
	Exhibit Index on Page: 13




PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2005 has been prepared by the Company without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2005 and
December 31, 2004	3

Consolidated Statement of Operations for the 3-month
period ending March 31, 2005.	4

Consolidated Statement of Cash Flows for the 3-month
period ending March 31, 2005	5

Consolidated Statements of Stockholders Equity	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
March 31, 2005 and December 31, 2004

ASSETS

	March 31	December 31
	2005	2004
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$     57	$    143
	Pre-paid State Taxes	     25	      0

	Total current assets	     82	    143

Other Assets
	Loan Receivable, Amador United Gold Mines	208,139	205,028
	Investment, Amador United Gold Mines	(14,210)	(31,184)
	Investment, Pacific FarEast Minerals, Inc. 	332,313	335,114

	Total other assets	526,242	528,958

	Total Assets	$526,324	$529,101

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$         0	$    43,883

	Total current liabilities	          0	    43,883

Non-current liabilities
	Notes payable	71,881	24,227
	Deferred fees payable	          0	    58,303

	Total non-current liabilities	     71,881	    82,530

Stockholders equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31,
	2005: 6,744,821
	2004: 6,535,536	6,991,950	6,953,206
Paid-in capital representing rights to
acquire a maximum of 489,921 shares
(See Note 3)	373,514	412,259
Accumulated deficit	(6,911,021)	(6,962,777)

Net stockholders equity	    454,443	    402,688

	Total Liabilities and Shareholders Equity	$   526,324	$   529,101

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For Three Months Ending March 31, 2005 and March 31, 2004 (Unaudited)

	Three Months Ended

	Mar 31	Mar 31
	2005	2004
Revenues:
Income from Asset write-off	$   58,303	$       0
Interest Income	3,086	1,112
Miscellaneous Income	        0	    210

		   61,389	   1,322

Expenses
Legal and accounting	0	25
Property payments	2,400	2,400
Interest expense	1,370	2,386
Other administrative expense	37	1,481
California Franchise tax	       0	     25

		   3,807	   6,317

Net operating income/(loss)	  57,582	 (4,995)

Other
Investment, Amador United Gold Mines 	$16,974	(548)
Investment, Pacific FarEast Minerals	 (22,801)	(30,470)
		  (5,827)	(31,018)

Net income/(loss)	$51,755	($36,013)

Primary gain/(loss) per share	$0.008	$(0.006)

Fully diluted gain/(loss) per share	$0.008	$(0.006)


See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Three Months Ending March 31, 2005 and March 31, 2004 (Unaudited)

		Three Months Ended
	Mar 31	Mar 31
	2005	2004

Cash flows from Operations:	$51,755	($36,013)
Adjustments to reconcile net loss to net cash
used in operating activities:
	(Inc) Dec in loans receivables	(3,111)	(1,137)
	(Inc) Dec in income caused by write-offs	(58,303)	0
	Inc (Dec) in accounts payables	(43,882)	  2,098
	Inc (Dec) in advances to PFEM	0	(60)
	(Inc) Dec in income taxes payable	(    25)	     0

	Net cash provided(used) in operations	  (53,565)	(35,112)

Cash flow from Financing:
Change in notes payable	47,653	4,193

Net cash provided(used) in financing	47,653	4,193

Other
	Equity gain in Amador United Gold Mines 	(16,974)	548
	Equity loss in Pacific FarEast Minerals, Inc. 	  22,801	30,470

Net cash provided by Other	5,827	31,018

	Net increase (decrease) in cash	($85)	$99
	Cash, beginning of period	142	106

	Cash, end of period	$   57	$  205

A. Supplemental disclosures of cash flow information:
	Cash paid for income taxes:	$25	$25

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS EQUITY
For the Years December 31 2003 and 2004 and the period March 31, 2005
(Unaudited)

		Issued and Outstanding	Paid-in
	Shares	Amount	Capital

December 31, 2002	6,275,496	$6,641,029	$724,435

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
	to common shares	 208,032	154,979	(154,978)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares			0
December 31, 2003 pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2003	6,483,528	$6,796,008	$569,457

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
    to common shares	 209,286	157,198	(157,198)
Paid-in capital representing options to acquire
	a cumulative maximum of 464,823 common shares			0
December 31, 2004 pre-operating
	net gain (loss)	        0	         0	         0
As of December 31, 2004	6,692,814	$6,953,206	$412,259

No shares were sold from Jan thru Mar 2005
Series A Preferred shares converted
    to common shares	 52,007	38,744	(38,745)
Paid-in capital representing options to acquire
	a cumulative maximum of 489,921 common shares			0
March 31, 2005 pre-operating
	net gain (loss)	        0	         0	         0
As of March 31, 2005	6,744,821	$6,991,950	$373,514

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form 10KSB for the year ended December 31, 2004.

As of January 1, 2005 the Company made the following adjustments to the financial status of the company:

A. Accounts Payable in the amount of $43,883 due to Orrell Capital Management, Inc. (owned by Gregory M. Orrell, son of Frank M. Orrell, Chairman) was converted to a long-term note payable at 8% simple interest;

B. Liabilities in the amount of $58,304 which have been outstanding for over three years, and for which no demand for payment has been made during that time, were written off;

2.	FORMER MINING PROPERTIES

During 2004, the Company relinquished its mineral claims in El Dorado County ($2,000) and did not renew the Big Canyon lease ($608,840). These two actions reduced the Companys assets by $610,840. As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company of MLGM, holds extensive mineral rights to the former Argonaut Mine in Jackson, California.

3.	STOCK OPTION PLANS

	The Company has two active stock option plans: (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan. Each plan provides for 100,000 options and expires on June 19, 2005. Any options granted, but not exercised, terminate on the ten year anniversary date of the issuance of the option.

The Company options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable, as appropriate. As of the date of this Form 10-QSB, these two plans are summarized as follows:



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005


A. Option plans for employees, directors and consultants of Mother Lode Gold Mines Consolidated:

	Expiration	Exercise	Common Shares
	Plan	Date	Price	Under Option
	1995 Plan	June 19, 2005	$2.00	100,000
	Directors	June 19, 2005	$2.00	 40,000
	Total	140,000

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

Through March 31, 2005, a total of 89,239 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on	Exercise	Common Shares 	Amount of Expense
Conversion	Price/Share	Under Option   	or Debt Relief
Maximum, 10 years class:	$0.0001	489,921
		489,921	$337,423

b. Options on Series B preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of
5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years. These options expire in June 2006.

Through March 31, 2005 a total of 4,775 options for preferred shares were issued for lease payments due to third parties.

Shares on	Exercise	Common Shares 	Amount of Expense
Conversion	Price/Share	Under Option   	or Debt Relief
Maximum, 10 year Class	$0.0001	25,069	$  47,748

Total amount of expense or debt relief (Series A and Series B)	$385,171


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

c. Changes in options outstanding, as of March 31, 2005 follow:

Compensatory Options, Maximum Shares of common stock:

	January 1, 2005
	Series B Preferred	25,069
	Series A Preferred, 10-year expiration class	541,928
	Total		566,997
	Net Changes, 2005
	Series B Preferred, 10 year expiration 	0
	Series A Preferred, 10-year expiration class	(52,007)
	Balance, March 31, 2005	514,990

4.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore, California, a one-story office building in a suburban office park.


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2.  Management's Discussion and Analysis or Plan of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a First Quarter 2005 gain of $51,755, compared with a loss of $36,013 for the first quarter 2004. Other than minor payment for the transfer of stock, the Company has no cash income. There was no income from this source in the First Quarter 2005. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

There was no activity by this corporation during the First Quarter 2005.

As of March 31, 2005, there were 6,744,821 shares of common stock issued and outstanding.

Cash payments for officers compensation were suspended effective October 1, 1988, and remain in effect through March 31, 2005 and are in effect as of the date of this report. To date, 350,000 shares have been authorized, of which 89,239 shares remain active.

	Preparation of Financial Statements. The financial statements of March 31, 2005, and for the three-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the First Quarter 2005. The Company owns 48.20 % of the common stock (the only outstanding security) of AUGM.

Pacific FarEast Minerals, Inc. ("PFEM"). During the First Quarter 2005, to fund its activities in The Peoples Republic of China, Pacific FarEast Minerals, Inc. issued a Convertible Debenture in the amount of $100,000 to Frank S. Orrell, a son of Frank M. Orrell.

As of March 31, 2005, there were 8,581,352 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company owns 24.18% of the common stock of Pacific FarEast Minerals, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:	Not Applicable.

Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:	Not applicable.

Item 5. Other Information:	Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

	(a) No reports on Form 8-K were filed during the period of this Form 10-QSB.

	(b) Exhibit 11. Statement re Computation of Per Share Earnings	Page 15.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	MOTHER LODE GOLD MINES CONSOLIDATED

Date: June 26, 2006	o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO

Date: June 26, 2006	o/s Byron S. James
	Byron S. James,
	Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

Date: June 26, 2006	o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO

Date: June 26, 2006	o/s Byron S. James
	Byron S. James,
	Chief Financial Officer

I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0-QSB of Mother Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
       4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: June 26, 2006


	_o/s Frank M. Orrell
	Chairman, CEO



I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0-QSB of Mother Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: June 26, 2006

	_o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE

A. FULLY DILUTED

	CUMULATIVE		3 MO TO	3 MO TO	12 MO TO
DATE	SHARES	SHARES	MONTHS 	3/31/05 	3/31/04 	12/31/04
01/01/02 (A)		6,021,756	3
03/31/02 (A)	75,494	6,097,250	3
06/30/02 (A)	74,226	6,171,476	3
09/30/02	 (A)	52,009	6,223,485	3
12/31/02	 (A)	52,009	6,275,494	3
03/31/03 (A)	52,009	6,327,503	3
06/30/03 (A)	52,009	6,379,512	3
09/30/03	 (A)	52,008	6,431,250	3
12/31/03	 (A)	52,008	6,483,528	3		19,450,584	19,450,584
03/31/04	 (A)	52,008	6,535,536	3			19,606,608
06/30/04 (A)	53,276	6,588,512	3				19,766,436
09/30/04	 (A)	51,995	6,640,807	3				19,922,421
12/31/04	 (A)	52,007	6,692,814	3	20,078,442
03/31/05 (A,B)	52,007	6,744,821	0
			20,078,442	19,450,584	78,746,049

MONTHS			3	3	12

WEIGHTED AVERAGE SHARES		6,692,814	6,483,528	6,562,171

NET INCOME/GAIN(LOSS)		$51,755	$(36,013)	$(707,223)

EARNINGS/GAIN(LOSS) PER SHARE, FULLY DILUTED	$.008	$(0.006)	$(0.108)

NOTES:
(A) Conversion of Series A preferred shares previously issued
(B) The 435,236 common shares which could have been issued on conversion of Series A preferred shares are not included as they would be anti-dilutive.



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE


B. PRIMARY

	CUMULATIVE		3 MO TO	3 MO TO	12 MO TO
DATE	SHARES	SHARES	MONTHS 	3/31/05 	3/31/04 	12/31/04
01/01/02 (A)		6,021,756	3
03/31/02 (A)	75,494	6,097,250	3
06/30/02 (A)	74,226	6,171,476	3
09/30/02	 (A)	52,009	6,223,485	3
12/31/02	 (A)	52,009	6,275,494	3
03/31/03 (A)	52,009	6,327,503	3
06/30/03 (A)	52,009	6,379,512	3
09/30/03	 (A)	52,008	6,431,250	3
12/31/03	 (A)	52,008	6,483,528	3		19,450,584	19,450,584
03/31/04	 (A)	52,008	6,535,536	3			19,606,608
06/30/04 (A)	53,276	6,588,512	3				19,766,436
09/30/04	 (A)	51,995	6,640,807	3				19,922,421
12/31/04	 (A)	52,007	6,692,814	3	20,078,442
03/31/05 (A)	52,007	6,744,821	0
			20,078,442	19,450,584	78,746,049

MONTHS			3	3	12

WEIGHTED AVERAGE SHARES		6,692,814	6,483,528	6,562,171

NET INCOME/GAIN(LOSS)		$51,755	$(36,013)	$(707,223)

EARNINGS/GAIN(LOSS) PER SHARE, PRIMARY		$.008	$(0.006)	$(0.108)

NOTES:
(A) Conversion of Series A preferred shares previously issued.
		Sequential Page Number 10