Form 10QSB
period 2005-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-06-27
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: June 30, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act). Yes ? No?

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes ? No ?

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of June 30, 2005	6,796,828

Transitional Small Business Disclosure Format (Check One): Yes ?  No ?

	  Total Pages:   15
	Exhibit Index on Page: 13




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2005. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005


TABLE OF CONTENTS

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

Consolidated Statement of Operations for the 6-month periods ending
June 30, 2005 and 2004.	4

Consolidated Statement of Cash Flows for the 6-month period ending
June 30, 2005 and 2004	5

Consolidated Statements of Stockolders Equity from inception on
February 8, 1974 to June 30, 2005	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
June 30, 2005 and December 31, 2004 (Unaudited)
ASSETS

	June	December 31
	2005	2004

Current Assets
	Cash	$    9	$   143
	Pre-paid State Taxes	   25	     0

Total current assets	   34	   143

Other Assets
	Loan Receivable, Amador United Gold Mines	211,324	205,028
	Investment, Amador United Gold Mines	(14,282)	(31,184)
	Investment, Pacific FarEast Minerals, Inc. 	301,053	335,114

Total other assets	498,095	528,958

	Total Assets	$498,129	$529,101

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$0	$43,883
	Total current liabilities	0	43,883

Non-current liabilities
	Notes payable	73,296	24,227
	Deferred fees payable	0	58,303
	Total non-current liabilities	73,296	82,530

Stockolders equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, June 30,
	2005: 6,796,828
	2004: 6,588,812	7,030,695	6,953,206
Paid-in capital representing rights to
acquire a maximum of 383,229 shares
(See Note 3)	334,770	412,259
Deficit accumulated	(6,940,032)	(6,962,777)
Net Stockolders equity	424,833	402,688
	Total Liabilities and Shareholders Equity	$498,129	$529,101

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending June 30, 2005 and 2004
(Unaudited)
	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2005	2004	2005	2004
Pre-operating revenues:
Income from asset write-off	0	0	58,303	0
	Interest Income	3,156	1,125	6,241	2,237
Miscellaneous income	    20	     60	    20	    270

		 3,176	  1,185	64,564	  2,507

Pre-operating Expenses
	Legal and accounting	125	0	125	25
Property payments	0	0	2,400	2,400
	Interest expense	1,290	(1,657)	2,660	729
	Other administrative expense	38	37	74	1,517
	California Franchise tax	    0	     0	     0	    25

		 1,453	(1,620)	5,259	4,696

Net Operating Income (Loss)	 1,722	 2,805	(59,305)	(2,189)

Investment Income
Amador United Gold Mines (Loss)	(72)	(575)	16,902	(1,123)
Pacific FarEast Minerals (Loss)	(31,260)	(18,941)	(54,061)	(49,412)

		(31,332)	(19,516)	(37,159)	(50,535)

Net Income (Loss)	$(29,610)	$(16,711)	$22,146	$(52,724)

Primary gain/(loss) per share	$(0.004)	$(0.002)	$0.003	($0.008)

Fully diluted gain/(loss) per share	$(0.004)	$(0.002)	$0.003	($0.008)




See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending June 30, 2005 and 2004
(Unaudited)

		Six Months Ended
	Jun 30	Jun 30
	2005	2004
Cash flows from Operations:	$22,146	($52,724)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(6,296)	(2,331)
	(Inc) Dec in income caused by write-offs	(58,303)	0
	Inc (Dec) in accounts payables	(43,883)	36
	Inc (Dec) in advances to PFEM	0	(60)
	Inc (Dec) in income taxes payable	   (25)	      0

Net cash provided (used) in operations	(86,361)	(55,078)

Cash flow from Financing:
Changes in notes payable	49,067	4,598

Net cash provided (used) financing	49,067	4,598

Investment Income
	Amador United Gold Mines	(16,902)	1,123
	Pacific FarEast Minerals, Inc. 	54,061	49,412

Net Cash provided by Investment	37,159	50,535

	Net increase (decrease) in cash	$(134)	$54
	Cash, beginning of period	142	106
	Cash, end of period	$   8	$160

A. Supplemental disclosures of cash flow information	$  25	$ 25

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKOLDERS EQUITY
(1990 through 2005 Unaudited)
		Issued and Outstanding	Paid-in
	Shares	Amount	Capital
December 31, 2002	6,275,496		6,641,029		$724,435

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
    to common shares	208,032	154,978		(154,978)
Paid-in capital representing options
	to acquire a cumulative maximum:					0
	Series A of 924,918 common shares
December 31, 2003
   Pre-operating net gain	        0	         0		         0
As of December 31, 2003	6,483,528	$6,796,008		$569,457

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
    to common shares	 209,286	157,198		(157,198)
Paid-in capital representing options
	to acquire a cumulative maximum:				0
	Series A of 853,970 common shares
December 31, 2004
   Pre-operating net gain (loss)	        0	        0		         0
As of December 31, 2004	6,692,814	$6,953,206		$412,259

No shares were sold from Jan thru June 2005
Series A Preferred shares converted
    to common shares	104,014	77,489		(77,489)
Paid-in capital representing options
	to acquire a cumulative maximum:					0
	Series A of 437,914 common shares
June 30, 2005
   Pre-operating net gain (loss)	       0	        0		         0
As of June 30, 2005	6,796,828	$7,030,695	$334,770




See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2004.

The sole activity of the Company during the second quarter of 2005 was to assist Pacific FarEast Minerals, Inc. in the identification and possible exploration of properties in the People's Republic of China, which may have an economic potential for the recovery of minerals, especially gold. The Company owns 24.18% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

2.	FORMER MINING PROPERTIES

During 2004, the Company relinquished its mineral claims in El Dorado County ($2,000) and did not renew the Big Canyon lease ($608,840). As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to the former Argonaut Mine in Jackson, California.

3.	STOCK OPTION PLANS

	The Company has no active stock option plans as of June 30, 2005. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expire April 21, 2007. Under the directors Plan, 20,000 options expire December 12, 2006 and 20,000 options expire August 3, 2007. As of the expiration date of each Plan, the options still outstanding are summarized as follows:

A. Option plans:
	Plan	Expiration	Exercise	Common Shares
	Date	Price	Under Option
 	1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:
	1995 Plan	Jun 19, 2005	$2.00		100,000
	Director's	Jun 19, 2005	$2.00		 40,000
	Total		140,000


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

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

Through June 30, 2005, a total of 79,766 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

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

Through June 30, 2005 a total of 4,775 options for Series B preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief
Maximum, 5 year Class	.0001	25,069	$ 47,748

Total amount of expense relief (Series A and Series B)	$489,748



MOTHER LODE GOLD MINES CONSOLIDATED
      NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

c. A changes in options outstanding, as of June 30, 2005 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2005
   Series B Preferred	25,069
   Series A Preferred, 10-year expiration class	541,928
	Total	566,997
   Net Changes, 2005
   Series B Preferred, 10 year expiration class	0
   Series A Preferred, 10-year expiration class	(104,014)
   Balance, June 30, 2005	462,983

4.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by Pacific FarEast Minerals at 1312 Concannon Boulevard, Livermore, California, a one story office building in a suburban office park.

(The balance of this page intentionally left blank)



Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiary (the Company) showed a Second Quarter 2005 gain of $22,146, compared with a loss of $52,724 for the second quarter 2004.Other than minor payment for the transfer of stock, the Company has no cash. Income from this source in the second quarter 2005 was $60. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

There was no activity of this corporation during the Second Quarter 2005.

As of June 2005, there were 6,796,828 shares of common stock issued and outstanding.

Cash payments for officers compensation were suspended effective October 1, 1988, and remain in effect through June 30, 2005 and are in effect as of the date of this report. To date, 350,000 shares have been authorized, of which 117,658 options remain active.

	Preparation of Financial Statements. The financial statements of June 30, 2005, and for the six-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Second Quarter 2005. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. (PFEM). During the second quarter of 2005, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work in preparation of its Application for Prospecting on 325 square kilometers of highly prospective targets within its area of interest in Weichang, in the Peoples Republic of China

The Company owns 24.18% of the common stock (the only outstanding security) of PFEM.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:	Not applicable.

Item 6. Exhibits and Reports on Form 8-K.	Not Applicable.

	(a) No reports on Form 8-K were filed during the period of this Form 10-QSB.
	(b) Exhibit 11, Statement re Computation of Per Share Earnings 	Page 15

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: June 27, 2006	o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO

Date: June 27, 2006	o/s Byron S. James
	Byron S. James,
	Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

Date: June 27, 2006	o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO

Date: June 27, 2006	o/s Byron S. James
	Byron S. James,
	Chief Financial Officer


I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0QSB of Mother Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: June 27, 2006


	o/s Frank M. Orrell
       Chairman, CEO


I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0QSB of Mother Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: June 27, 2006
o/s Byron S. James
Secretary, CFO


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/05 	6/30/04 	6/30/05 	6/30/04	12/31/04

01/01/02 (A)		6,021,756	3
03/31/02 (A)	75,494	6,097,250	3
06/30/02 (A)	74,226	6,171,476	3
09/30/02	 (A)	52,009	6,223,485	3
12/31/02	 (A)	52,009	6,275,494	3
03/31/03 (A)	52,009	6,327,503	3
06/30/03 (A)	52,009	6,379,512	3
09/30/03	 (A)	52,008	6,431,250	3
12/31/03	 (A)	52,008	6,483,528	3				19,450,584	19,450,584
03/31/04	 (A)	52,008	6,535,536	3		19,606,608		19,606,608	19,606,608
06/30/04 (A)	53,276	6,588,512	3					19,766,436
09/30/04	 (A)	51,995	6,640,807	3					19,922,421
12/31/04	 (A)	52,007	6,692,814	3			20,078,442
03/31/05 (A)	52,007	6,744,821	3	20,234,463		20,234,463
06/30/05 (A,B)	52,007	6,796,828	0
					20,234,463	19,606,608	40,312,905	39,057,192	78,746,049

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			6,744,463	6,535,536	6,718,818	6,509,532	6,562,171

NET INCOME/LOSS)				(29,610)	(16,711)	22,146	(52,724)	(707,323)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.002)
$0.003	$(0.008)	$(0.108)

NOTES:
(A) Conversion of Series A preferred shares previously issued
(B) The 383,229 common shares which could have been issued on conversion of Series A preferred shares are not included as they would be anti-dilutive.


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)


	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/05 	6/30/04 	6/30/05 	6/30/04	12/31/04

01/01/02 (A)		6,021,756	3
03/31/02 (A)	75,494	6,097,250	3
06/30/02 (A)	74,226	6,171,476	3
09/30/02	 (A)	52,009	6,223,485	3
12/31/02	 (A)	52,009	6,275,494	3
03/31/03 (A)	52,009	6,327,503	3
06/30/03 (A)	52,009	6,379,512	3
09/30/03	 (A)	52,008	6,431,250	3
12/31/03	 (A)	52,008	6,483,528	3				19,450,584	19,450,584
03/31/04	 (A)	52,008	6,535,536	3		19,606,608		19,606,608	19,606,608
06/30/04 (A)	53,276	6,588,512	3					19,766,436
09/30/04	 (A)	51,995	6,640,807	3					19,922,421
12/31/04	 (A)	52,007	6,692,814	3			20,078,442
03/31/05 (A)	52,007	6,744,821	3	20,234,463		20,234,463
06/30/05 (A,B)	52,007	6,796,828	0
					20,234,463	19,606,608	40,312,905	39,057,192	78,746,049

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			6,744,463	6,535,536	6,718,818	6,509,532	6,562,171

NET INCOME/LOSS)				(29,610)	(16,711)	22,146	(52,724)	(707,323)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.002)
	$0.003	$(0.008)	$(0.108)


NOTES:
(A) Conversion of Series A preferred shares previously issued

		Sequential Page Number 15