Form 10QSB
period 2005-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-06-27
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: September 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of September 30, 2005	6,848,835

Transitional Small Business Disclosure Format (Check One): Yes ?  No ?

	  Total Pages:   15
	Exhibit Index on Page: 11




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2005. The Company has prepared this information without independent audit or review.



MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005


TABLE OF CONTENTS

Balance Sheets as of September 30, 2005 and December 31, 2004	3

Statement of Operations for the 3-months and 9 months ended September 30, 2005
and 2004	4

Statement of Cash Flows for the 9-months ended September 30, 2005
and 2004	5

Statements of Stockholders Equity from inception on February 8, 1974 to
September 30, 2005	6

Notes to Financial Statements	7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)


ASSETS
	September 30,	December 31
	2005	2004
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$17	$143
	Pre-paid State Taxes	25	0
	Total current assets	   42	143

Other Assets
	Loan Receivable, Amador United Gold Mines	214,516	205,028
	Investment, Amador United Gold Mines	(14,369)	(31,184)
	Investment, Pacific FarEast Minerals, Inc. 	277,080	335,114
	Total other assets	477,227	528,958

	Total Assets	$477,269	$529,101

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$0	$43,883
	Total current liabilities	0	43,883

Non-current liabilities
	Notes payable	74,692	24,227
	Deferred fees payable	0	58,303
	Total non-current liabilities	74,692	82,530

Stockholders equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30
	2005: 6,848,835
	2004: 6,640,807	7,069,440	6,953,206
Paid-in capital representing rights to
acquire a maximum of 349,479 shares
(See Note 3)	296,025	412,259
Deficit accumulated	(6,962,887)	(6,962,777)
Net stockholders equity	402,577	402,688
	Total Liabilities and Shareholders Equity	$477,269	$529,101

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)


	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2005	2004	2005	2004
Pre-operating revenues:
Income from asset write-off	0	0	58,303	0
	Interest Income	3,192	1,137	9,433	3,374
Miscellaneous income	     0	     50	    20	    320

		 3,192	  1,187	67,756	  3,694

Pre-operating Expenses
	Legal and accounting	0	0	125	25
Property payments	0	0	2,400	2,400
	Interest expense	1,346	424	4,006	1,152
	Other administrative expense	42	46	116	1,563
	California Franchise tax	    0	     0	     0	    25

		 1,388	   470	6,647	5,165

Net Operating Income (Loss)	 1,804	   717	61,109	(1,471)
Investment Income
Amador United Gold Mines (Loss)	(87)	(548)	16,815	(1,671)
Pacific FarEast Minerals (Loss)	(23,973)	(22,153)	(78,034)	(71,565)

		(24,060)	(22,701)	(61,219)	(73,236)

Net Income (Loss)	$(22,256)	$(21,984)	$(110)	$(74,707)

Primary gain/(loss) per share	$(0.003)	$(0.003)	($0.000)	($0.011)

Fully diluted gain/(loss) per share	$(0.003)	$(0.003)	($0.000)	($0.011)




See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Nine Months Periods Ended September 30, 2005 and 2004
(Unaudited)


		Nine Months Ended
	Sep 30	Sep 30
	2005	2004
Cash flows from Operations:	$(110)	$(74,707)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(9,488)	(3,468)
	(Inc) Dec in income caused by write-offs	(58,303)	0
	Inc (Dec) in accounts payables	(43,883)	46
	Inc (Dec) in advances to PFEM	0	(60)
	Inc (Dec) in income taxes payable	   (25)	      0

Net cash provided (used) in operations	(111,809)	(78,189)

Cash flow from Financing:
Changes in notes payable	50,464	5,021

Net cash provided (used) financing	50,464	5,021

Investment Income
	Amador United Gold Mines	(16,815)	1,671
	Pacific FarEast Minerals, Inc. 	78,035	71,565

Net Cash provided by Investment	61,220	73,236

	Net increase (decrease) in cash	$(125)	$68
	Cash, beginning of period	142	106
	Cash, end of period	$  17	$174

A. Supplemental disclosures of cash flow information	$  25	$ 25

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS EQUITY
December 31,2002 through September 30, 2005
(Unaudited)


		Issued and Outstanding	Paid-in
	Shares	Amount	Capital
December 31, 2002	6,275,49	$6,641,029	$724,435

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
    to common shares	208,032	154,978	(154,978)
Paid-in capital representing options
	to acquire a cumulative maximum:			0
	Series A of 924,918 common shares
December 31, 2003
   Pre-operating net gain	        0	         0	         0
As of December 31, 2003	6,483,528	$6,796,008	$569,457

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
    to common shares	 209,286	157,198	(157,198)
Paid-in capital representing options
	to acquire a cumulative maximum:			0
	Series A of 853,970 common shares
December 31, 2004
   Pre-operating net gain (loss)	        0	        0	         0
As of December 31, 2004	6,692,814	$6,953,206	$412,259

No shares were sold from Jan thru Sep 2005
Series A Preferred shares converted
    to common shares	156,021	116,234	(116,234)
Paid-in capital representing options
	to acquire a cumulative maximum:			0
	Series A of 349,479 common shares
September 30, 2005
   Pre-operating net gain (loss)	        0	        0	         0
As of September 30, 2005	6,848,835	$7,069,440	$296,025




See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2004.

The sole activity of the Company during the third quarter of 2005 was to assist Pacific FarEast Minerals, Inc. in the identification and possible exploration of properties in the People's Republic of China, which may have an economic potential for the recovery of minerals, especially gold. The Company owns 24.18% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

2.	FORMER MINING PROPERTIES

During 2004, the Company relinquished its mineral claims in El Dorado County ($2,000) and did not renew the Big Canyon lease ($608,840). These two actions reduced the Companys assets by $610,840. As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company of MLGM, holds mineral rights to the former Argonaut Mine in Jackson, California.

3.	STOCK OPTION PLANS

	The Company has no active stock option plans as of September 30, 2005. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expire April 21, 2007. Under the directors Plan, 20,000 options expire December 12, 2006 and 20,000 options expire August 3, 2007. As of the expiration date of each Plan, the options still outstanding are summarized as follows:

A. Option plans:
	Plan	Expiration	Exercise	Common Shares
	Date	Price	Under Option

1. Mother Lode Gold Mines Consolidated, unissued shares of common stock:
	1995 Plan	Jun 19, 2005	$2.00		100,000
	Director's	Jun 19, 2005	$2.00		 40,000
	Total		140,000


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Through September 30, 2005, a total of 70,293 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on	Exercise		Common Shares 	Amount of Expense
Conversion	Price/Share	 	Under Option   	or Debt Relief

Maximum, 10 years class:	.0001	385,907
			385,907	$221,190

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

Through September 30, 2005 a total of 4,775 options for Series B preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief
Maximum, 10 year Class	.0001	25,069	$ 47,748

Total amount of expense relief (Series A and Series B)	$268,938



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

c. A changes in options outstanding, as of September 30, 2005 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2005
   Series B Preferred	25,069
   Series A Preferred, 10-year expiration class	541,928
	Total	566,997
   Net Changes, 2005
   Series B Preferred, 10 year expiration class	0
   Series A Preferred, 10-year expiration class	(156,021)
   Balance, September 30, 2005	410,976

4.	OFFICE LEASE

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

(The balance of this page intentionally left blank)



Part I - Financial Information (continued)

Item 2. Management's Discussion an Analysis of Financial Condition and Results of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated and its consolidated subsidiary (the Company) showed a Third Quarter 2005 loss of $110, compared with a loss of $74,707 for the third quarter 2004.Other than minor payment for the transfer of stock, the Company has no cash. Income from this source in the third quarter 2005 was $0. Sources of cash flow to the Company have historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

There was no activity of this corporation during the Third Quarter 2005.

As of September 30, 2005, there were 6,848,835 shares of common stock issued and outstanding.

Cash payments for officers compensation were suspended effective October 1, 1988, and remain in effect through September 30, 2005 and are in effect as of the date of this report. To date, 350,000 shares have been authorized, of which 70,293 options remain active.

	Preparation of Financial Statements. The financial statements of September 30, 2005, and for the nine-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the third Quarter 2005. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM.

	Pacific FarEast Minerals, Inc. (PFEM). During the third quarter of 2005, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work in preparation for an exploration program on of highly prospective targets within its area of interest in Weichang, in the People's Republic of China

As of September 30, 2005, there were a total of 8,581,352 common shares of PFEM outstanding (the only outstanding security). The Company owns 24.18% of the common stock of PFEM.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:	Not applicable.

Item 6. Exhibits and Reports on Form 8-K.	Not Applicable.

	(a) No reports on Form 8-K were filed during the period of this Form 10-QSB.

	(b) Exhibit 11, Statement re Computation of Per Share Earnings 	Page 14

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


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/05 	9/30/04 	6/30/05 	6/30/04	12/31/04

01/01/02 (A)		6,021,756	3
03/31/02 (A)	75,494	6,097,250	3
06/30/02 (A)	74,226	6,171,476	3
09/30/02	 (A)	52,009	6,223,485	3
12/31/02	 (A)	52,009	6,275,494	3
03/31/03 (A)	52,009	6,327,503	3
06/30/03 (A)	52,009	6,379,512	3
09/30/03	 (A)	52,008	6,431,250	3
12/31/03	 (A)	52,008	6,483,528	3				19,450,584	19,450,584
03/31/04	 (A)	52,008	6,535,536	3				19,606,608	19,606,608
06/30/04 (A)	53,276	6,588,512	3		19,766,436		19,766,436	19,766,436
09/30/04	 (A)	51,995	6,640,807	3					19,922,421
12/31/04	 (A)	52,007	6,692,814	3			20,078,442
03/31/05 (A)	52,007	6,744,821	3			20,234,463
06/30/05 (A)	52,007	6,796,828	3	20,390,484		20,390,484
09/30/05 (A,B)	52,007	6,848,835	0
					20,390,484	19,766,436	60,703,389	58,823,628	78,746,049

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES			6,796,828	6,588,812	6,744,821	6,535,959	6,562,171

NET INCOME/(LOSS)				(22,256)	(21,983)	(110)	(74,707)	(707,323)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.003)	$(0.003)
$(0.000)	$(0.011)	$(0.108)

NOTES: (A) Conversion of Series A preferred shares previously issued
	(B) The 385,907 common shares which could have been issued on conversion of Series A preferred shares are not included as they would be anti-dilutive.


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE		3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES		MONTHS 	 9/30/05 	9/30/04 	9/30/05 	9/30/04	12/31/04

01/01/02 (A)		6,021,756	3
03/31/02 (A)	75,494	6,097,250	3
06/30/02 (A)	74,226	6,171,476	3
09/30/02	 (A)	52,009	6,223,485	3
12/31/02	 (A)	52,009	6,275,494	3
03/31/03 (A)	52,009	6,327,503	3
06/30/03 (A)	52,009	6,379,512	3
09/30/03	 (A)	52,008	6,431,250	3
12/31/03	 (A)	52,008	6,483,528	3				19,450,584	19,450,584
03/31/04	 (A)	52,008	6,535,536	3				19,606,608	19,606,608
06/30/04 (A)	53,276	6,588,512	3		19,766,436		19,766,436	19,766,436
09/30/04	 (A)	51,995	6,640,807	3					19,922,421
12/31/04	 (A)	52,007	6,692,814	3			20,078,442
03/31/05 (A)	52,007	6,744,821	3			20,234,463
06/30/05 (A)	52,007	6,796,828	3	20,390,484		20,390,484
09/30/05 (A)	52,007	6,848,835	0
					20,390,484	19,766,436	60,703,389	58,823,628	78,746,049

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES			6,796,828	6,588,812	6,744,821	6,535,959	6,562,171

NET INCOME/(LOSS)				(22,256)	(21,983)	(110)	(74,707)	(707,323)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.003)	$(0.003)
	$(0.000)	$(0.011)	$(0.108)


EARNINGS/(LOSS) PER SHARE, PRIMARY		$(0.003)	$(0.003)	$(0.000)	$(0.011)	$(0.108)

NOTES: (A) Conversion of Series A preferred shares previously issued

		Sequential Page Number 15