Form 10KSB/A
period 2004-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-10-03
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB/A

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the Fiscal Year Ended: December 31, 2004


_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934. (NO FEE REQUIRED)
For the Transition Period from ______________ to _______________.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Name of small business issuer in its charter)

	CALIFORNIA	94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)						Identification Number)

1312 Concannon Boulevard Livermore, CA 		94550
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number (925) 606-5939


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
ACT: Common Stock, No Par Value

Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of
the Exchange Act during the past 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.             Yes _X   No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
TRADING SYMBOL: MLGM

		Class							Outstanding
	Common Stock without par value,				6,692,814
								as of December 31, 2004

								Total Pages: 25
								Exhibit Index on Page: 22





INDEX

	Sequential
Item	Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	4

Item 6. Management's Discussion and Analysis	4

Item 7. Financial Statements	5

Item 8. Changes In and Disagreements With Accountants an Accounting and Financial Disclosure

Item 8A. Controls and Procedures	5

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act	6

Item 10. Executive Compensation	7

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters	8

Item 12. Certain Relationships and Related Transactions	9

Item 13. Exhibits and Reports on Form 8-K	9

Item 14. Principal Accountant Fees and Services	10

SIGNATURES	11

CERTIFICATION OF PERIODIC REPORT	12

FINANCIAL STATEMENTS	13

NOTES TO FINANCIAL STATEMENTS	17

EXHIBIT INDEX	23

EXHIBITS	24



PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Business Development. Mother Lode Gold Mines Consolidated ("Company")
was incorporated
on February 8, 1974, as a California Corporation. For the past three years, the Company's
primary activity was to maintain its property position in the Mother Lode gold district of
California and further its investments in Pacific FarEast Minerals, Inc.
and Amador United
Gold Mines. Personnel normally associated with the Company devoted a significant portion of their time to Pacific FarEast Minerals, Inc., a corporation in which the Company holds 24.54% of the common stock.

Effective December 31, 2004, the Company allowed the lease for the
 Big Canyon property in
Calaveras County of the Mother Lode Gold district to expire.

The Company has no subsidiary companies, but does hold interests in two corporations. Both of these corporations were formed based on proposed operations in a geographic area. The
Company's percentage of holding in each company was in return for stock, monetary
consideration and/or contributed mining expertise. As of the date of this Form-10KSB, the
Company has not received any operating revenues from these two companies and does not expect revenue in the immediate future from these entities.

Pacific FarEast Minerals, Inc. ("PFEM") Pacific FarEast Minerals is a Nevada corporation and the primary geographic area of activity is the People's Republic of China. The Company owns
24.54% of the common stock (the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") Amador United Gold Mines is a
California corporation and the
geographic area of interest is Amador County, Sate of California. Amador United holds extensive mineral rights to the former Argonaut Mine located in Jackson, California. The
Company owns 48.20% of the common stock (the only outstanding security issue) of AUGM.

Please refer to Item 6 for activities of these two companies during 2004.

B.	Business of Issuer. The Company's business is to identify
land areas with the potential
for development into an economic mining operations, primarily for gold. The emphasis for the past three years has been to assist Pacific FarEast Minerals with its activities in the
People's Republic of China.

C.	Reports to Security Holders. During 2004, no reports were
made to security holders.

ITEM 2.	DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.	Big Canyon Mine, El Dorado County, California (Lease terminated
December 31, 2004)

	Big Canyon Mining and Cattle Corporation Property: MLGM entered into a lease with option to purchase surface and mineral rights on 584.07 acres, effective July 1, 1996. In
January 1999, the annual payment was reduced to $2,000. The purchase option begins at $4,500 per acre and increases, based on the Consumer Price Index. Additional amendments to the lease were made effective January 1, 2001.

The lease contained an expiration date of December 31, 2004. The
Company chose not to renew
the lease due to restricted mining opportunities in California and the length of time now required to obtain permits in California.

B.	Leased Office Space: During 2004 the Company shares
875 square feet at 1312 Concannon
Boulevard, Livermore, California, a one story office building in a business park. The Company is not liable for any of the rent or related office expenses.

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

A. Common Stock. The no-par common stock of the Company has traded in the over-the-counter market since 1980 on an intermittent basis. The Company has sought brokers, but currently interest is limited to one dealer due to the low activity of the Company.
The price quotes are
from that dealer as listed in the Pink Sheet published by NASDAQ bulletin board

High/Low Bid Price Data

        			High		Low
	2004	$0.05	$0.01
	Data by quarters is not available to the Company

	2003	$0.25	$0.01
	Data by quarters is not available to the Company

	2002	NA	NA
	No market existed for the shares in 2002.

There are approximately 825 shareholders of the common stock.

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through June 30, 1998, the last
date of issue, the Company had granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 2002, 46,217 options were exercised; in 2003, 37,892 options were exercised and in 2004, 38,025 options were exercised leaving a balance of 98,712 Series A options.
These options have expiration
dates from January 31, 2005 through June 30, 2008. Two executive officers of the Company hold these options.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From
March 1996 through December 31,
2004, the Company has granted 4,775 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock and no options have been
exercised. One person holds these options. These options expire in March 2006

ITEM 6. Management's Discussion and Analysis

A.	Plan of Operations. For the year 2005, the Company's
activities will be limited to
assisting Pacific FarEast Minerals. The Company has no cash r equirements for this activity. In order to maintain the minimal operations of the Company, private loans were made by officers and directors of the Company. During 2004, Pacific FarEast
Minerals, Inc. made a loan to the
Company, which totaled $4,112, principal and interest, as of December 31, 2004.

For the twelve months ending December 31, 2004, land holdings of the Company were reduced by
(1) relinquishing mining claims ($2,000) and (2) non-renewal of the Big Canyon lease
($608,840). The Company continued to assist its associates, Pacific
 FarEast Minerals, Inc. and
Amador United Gold Mines.

The operating loss for the twelve months ending December 31, 2004, was $707,223, compared with a loss of $77,340 for the twelve months ending December 31, 2003, and a loss of $81,467 for the twelve months ending December 31, 2002.

As of February 17, 2003, the Company had advanced $6,274 to
Pacific FarEast Minerals, Inc.
Effective February 17, 2003, PFEM issued 34,591 shares of its common stock to the Company as repayment for these advances, at a conversion rate of $0.18138 per share of PFEM.

As of December 31, 2004 the Company had made advances to Amador United Gold Mines for land and administrative services in the amount of $101,761, and had made long-term loans totaling
$103,267, principal plus accrued interest. These were combined into a single long-term loan, bearing simple annual interest of 8%.

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

Management's discussion of Pacific FarEast Minerals, Inc. and
Amador United Gold Mines
follows:

Pacific FarEast Minerals, Inc. ("PFEM").

As of December 31, 2004, Pacific FarEast Minerals, Inc. had 8,453,862 shares of common stock outstanding (the only security). MLGM owned 2,074,591 shares, or 24.54%.

During the year 2004 Pacific FarEast Minerals incorporated the Chengde
 Great Wall Minerals
Company, Ltd., in the City of Chengde, China, Hebei Province. PFEM provided $150,000 in investment capital to the Company and established banking relationships with the Bank of
China. The Chengde Company is registered as a Foreign Investment
 Company whose business
purpose is mineral exploration. The Chengde Company furthered its relationship with the
Weichang Gold Company, providing guidance to exploration in the County of Weichang, north of
Beijing. In the last quarter of the year 2004 PFEM sent two senior geologists to assist WGC in early stage development of its intended project area. Previously the Company (PFEM) had filed eight permits with the Ministry of Land and Resources which were being processed by that
entity and other required regulatory authorities.

During the year 2004 the Chengde Company established a Fellowship in the Name of Professor Sun
Shu, Chairman of the Chinese National Academy of Science, for deserving students (US$5,000) in geology and engineering. PFEM controls 100% per cent of the outstanding common stock of the
Chengde Great Wall Minerals Company.

PFEM lost the services of, Grant W. Metzger, one of its Founding
 Directors, with his passing.
Mr. Metzger was a Mining Engineer; Past President of Mother
Lode Gold Mines Consolidated and
The Calaveras Cement Company, and a Colonel, USMC(R). Mr. Metzger actively encouraged and guided the Company toward its opening in China.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year
2004. AUGM owns two assets: 1) mineral rights on 208.50 acres of t he Argonaut Mine located in
Jackson, Amador County, California; (2) 266,000 common shares of Sutter Gold Mining, Inc., a
Canadian corporation. Through a Reverse Takeover Merger in
2004, the Sutter Gold Mining
Company was acquired by Globemin Resources Inc., a Canadian company and the name changed to Sutter Gold Mining Inc. AUGM has 7,169,925 shares of common stock issued and outstanding (the only security). MLGM owns 3,456,159 common shares or 48.20%.

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

Mr. Kevin J. Keen joined the Board of Directors of MLGM and PFEM and was appointed Chairman of the Audit Committee. Mr. Keen, a Partner in the accounting firm of
 Boydstun and Klingner,
CPA's has a long-term association with the Principals of Mother
Lode Gold Mines, including its
founders, Frank P. Adams, past President and Frank M. Qrrell, the current Chairman, and other members of the current Boards of Directors.

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
	(a) Balance Sheets as of December 31, 2004 and 2003.
	(b) Statements of Operations for the years Ended December 31, 2004, 2003 and 2002.
	(c) Statements of Cash Flow for the Years Ended
December 31, 2004, 2003 and 2002.
(d) Statements of Stockholder's Equity for the Years Ended December 31, 2004, 2003 and
2002.

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

SELECTED FINANCIAL DATA. The following table is derived from the Financial Statements of the
Company incorporated by reference in this report. The Financial
 Statements have been prepared
in accordance with accounting principles generally accepted, except as described in notes to the Company's Financial Statements for the year ended
December 31, 2003. This information
should be read in conjunction with such Financial Statements and the Notes thereto.

Year ended December 31,	2004	2003	2002	2001	2000
(Dollars in thousands, except per share figures)
A.Income 	$    0	$    0	$    0	$    0	$    0
B. Total Revenues	$16	$5	$6	$5	$12
C. Income Gain(Loss) From Continuing Operations
1. Dollars	$  (707)	$  (77)	$  (81)	$  (18)	$ (295)
2. Per Share,
A. Primary	$ (.108)	$ (.012)	$ (.013)	$(.001)	$(.004)
B. Fully Diluted	$ (.108)	$ (.012)	$ (.013)	$(.001)	$(.004)
D. Total Assets	$530	$ 1,243	$1,303	$1,371	$1,394
E. Long Term Debt	$83	$77	$70	$8	$497
F. Cash Dividends
 Declared/Paid	None	None	None	None	None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES  - The Company, on
February 11, 2004, adopted the following:

1.	Code of Ethical Conduct of Mother Lode Gold Mines Consolidated.
2.	Charter of the Audit Committee of the Board of Directors of
Mother Lode Gold Mines
Consolidated.
These documents are included with the March 31, 2004 Form 10QSB.

Item 307, Regulation S-B: The Company's disclosure controls and procedures meet the need of the Company. The Company is inactive and hence receives no operating income. Only receipts are less than $500.00 per year for stock transfers (the Company acts as its own transfer agent) Expenditures are limited to bank fees, State of California minimum income tax and an annual fee for director registration with the Secretary of State.

Item 308, Regulation S-B: Items (1) thru (3) are complied with under the Company's Charter of the Audit Committee. Item (4) has not been done, as the audit for the Company has not been completed at this time. As disclosed elsewhere, the Company does not know when the audit will be completed, however at that time the Company will comply with this
requirement.

ITEM 8B. OTHER INFORMATIION

Not applicable



PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2004, with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each
person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one
class of directors; the term of all officers and directors expires annually.

Common Stock Beneficially
	Owned as
	Position	of December 31, 2004
Name	Age 	Positions2	Held Since	Shares	Percent2

Peter S. Adams	51	Director (ABC)	1984	321,4863	4.41%

Orville E. Anderson 79	Director,
		President
		Chief Operating
		Officer (AC)	1997	120,5104	1.65%

Byron S. James	72	Director,
		Secretary		766,6716	10.51%
		Chief Financial
		Officer	19765

Kevin J. Keen	50	Director (B)	2004	177,5967	0.07%

Frank M. Orrell 	71	Director,		1,984,9458	27.20%
		Chairman,
		Chief Executive
		Officer (ABC)	1974
All officers and directors as a group:		3,198,586	43.83%

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

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 20,510 shares of common stock on December 31, 2004.

5. Mr. James became a Director and Executive Committee member in 1988.

6. Includes 10,000 shares subject to immediately exercisable options; 536,341 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee;
and additional options which
could have been converted to a maximum of 215,000 shares of common stock on December 31, 2004.

7. The 177,596 shares are owned by Boydstun & Klingner, CPA's, of which Mr. Keen is a partner.

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

Narrative Information Concerning the Directors and Officers of the Company:

Peter S. Adams has been an Account Manager with Sun Microsystems since July 1999: September
1994 through November 1999, Director of OEM Sales for Astound, Inc.
Mr. Adams is the son of
Frank P. Adams (deceased), a founder of Mother Lode Gold Mines Consolidated.

Orville E. Anderson, during a 46 year career as a mining engineer in minerals, was Manager of
International Projects, for Homestake Mining; President of Sonora
Gold Company, (10,000 TPD
gold mine at Jamestown, California); President, Copper Range, Co., White Pine copper mine;
Managing Director, Andore Pty., Ltd., an Australian mining venture in Korea; Chief Mining
Engineer, Western Knapp Engineering Co.; Mining Consultant to
 the country of Romania for
copper mining. From 1997 to 2003, Mr. Anderson was a member
 of the Board of Directors of
Golden Cycle Gold Corporation from 1998 to 2003. Mr. Anderson's responsibilities as President
is to insure the highest level of professional disciplines are applied to the evaluations, exploration and operations of PFEM. Mr. Anderson holds a B.S. in Mining Engineering from the
University of Toronto.

Byron S. James has, since November 1999 been an independent financial and real estate consultant, during which time he was Assistant to the Chairman, Merchants Group International, a merchant banker; Senior Vice President, Finance for Auto Center
Enterprises, Inc.; from
January 1997 to November 1999, a mortgage broker with Commercial Mortgage and Investment Co.

Kevin J. Keen, CPA, has been affiliated with the firm of Boydstun &
 Klingner (CPA), since 1986
and a partner since 1990. He received his B.S. in accounting from the University of California
- Berkeley (1977) and his M.B.A. from the University of Santa Clara (1979).

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

ITEM 10. EXECUTIVE COMPENSATION

A. No executive compensation was paid in 2004.

The Board establishes the levels of compensation for the active executives. No cash payments for executive salary have been made since October 1988, rather, the established compensation was satisfied by the issuance of deferred compensation options f or the Class A Preferred, convertible stock of the Company. No executive has had an established compensation since June
1988 and hence no options have been granted since that date.

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

The Options to be granted are non-discretionary, as follows:
(a.) an option to purchase 5,000
shares to each director in active service following the Annual
Meeting of Shareholders on
August 3, 1995, and (b.) an option to purchase 5,000 shares to each director who is then active on the anniversary of the Initial Grant Date, until each person will have received options for a total of 40,000 shares. The Plan expires on June 19, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2004, the only persons known by the Company to be officers and/or the
beneficial owners of more than 5% of Mother Lode's common stock were:

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

B. Security Ownership of Management: The disclosure with respect to this requirement is set forth in response to Item 10.

C. Changes in Control: The Company is aware of no arrangements, which may at some later date result in the change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION: 	Not Applicable

ITEM 13. EXHIBITS

A. Exhibits: The Exhibits Index and Exhibits required by Item 601o f Regulation S-K begin on
Sequential Page 24.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: September 28, 2006	Date: September 28, 2006


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
Chief Financial
Officer, respectively of Mother Lode Gold Mines Consolidated
(the "Company"), do
certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
1350, that:

(1) The Annual Report on Form 10KSB of the Company for the annual period ended
December 31, 2004, (the "Report") fully complies with the
 requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934
(15 U.S.C. 78m or 78o(d); and

(2) The information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: September 28, 2006	Date: September 28, 2006

I, Frank M. Orrell, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother
 Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, and annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) Designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is
made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls s ubsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: September 28, 2006


		o/s Frank M. Orrell
                    Chairman, CEO




I, Byron S. James, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother
Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the
statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects
the financial condition, and annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) Designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the
date of our most recent evaluation, including any corrective actions with regard to
significant deficiencies and material weaknesses.
       Date: September 28, 2006

	o/s Byron S. James
Secretary, CFO

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
For the Years Ending December 31, 2004 and 2003 (Unaudited)

ASSETS
	December 31	December 31
	2004	2003
	(Unaudited)	(Unaudited)

Current Assets
	Cash	$      143	$       106

	Total current assets	       143	        106

Other Assets
	Loan receivable, Amador United Gold Mines 	205,028	200,317
	Investment(deficit), Amador United Gold Mines 	(31,184)	(28,102)
	Investment, Pacific FarEast Minerals	356,065	459,857
	Advances, Amador United Gold Mines 	0	(60)
	Property	         0	   610,840

	Total other assets	   529,909	1,242,852

TOTAL ASSETS	$   530,052	$1,242,958

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$ 43,883	$   43,790

Total current liabilities	  43,883	   43,790

Non-current liabilities
	Notes payable	20,115	18,748
	Loan Payable, Pacific FarEast Minerals, Inc. 	4,112	0
	California income tax	     0	11,255
	Deferred fees payable	  58,303	  58,303

Total non-current liabilities	  82,530  	88,306

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	2004: 6,692,814
	2003: 6,483,525	6,953,206	6,796,008
Paid-in capital representing rights to
Acquire a maximum of 749,952 shares (Note 4)	412,259	569,457
Accumulated deficit 	(6,961,826)	(6,254,603)

Net stockholder's equity	403,639	1,110,862

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$   530,052	$1,242,958

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For the Years Ending December 31, 2004, 2003 and 2002 (Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2004	2003	2002

Revenues:
Income from asset write-off	11,256	0	0
Interest income	4,512	4,720	5,378
Miscellaneous income	     430	    160	    399

		  16,198	  4,880	  5,777

Expenses
	Loss on abandonment	610,840	0	0
	Legal and accounting	25	125	110
	Property payments	2,400	2,400	1,200
	Interest expense	1,610	9,410	8,970
	Other administrative expense	1,647	4,018	3,330
	California Franchise tax	     25	    25	    25

		616,547	 15,978	 13,635

Net operating Loss	$(600,349)	$(11,098)	(7,858)

Other
Investee Loss, Amador United Gold Mines 	(3,082)	(2,223)	(1,762)
Investee Gain, Pacific FarEast Minerals 	(103,792)	(63,068)	(71,847)

		(106,874)	(65,291)	(73,609)

Net Loss	$(707,223)	$(76,389)	$(81,467)

Primary gain/loss per share	$(0.108)	$(0.012)	$(0.013)

Fully diluted gain/loss per share	$(0.108)	$(0.012)	$(0.013)

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For the Years Ending December 31, 2004, 2003 and 2002 (Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2004	2003	2002

Cash flows from Operations and Other:	$(707,223)	$(76,389)	$(81,467)
Adjustments to reconcile net loss to
net cash used in operations:
	(Inc)Dec in loans receivables	(4,711)	(4,611)	(4,320)
	(Inc)Dec in property due to abandonment 	610,840	0	0
	Inc(Dec) in advances to PFEM	(60)	6,113	(1,315)
	Inc(Dec) in accounts payables	93	8,864	8,816
	Increase(Decrease) in income taxes payable	(11,256)	     0	   25

	Gross cash used in operations	(112,317)	(66,023)	(78,261)

Cash flow from Financing:
	Net cash provided in financing:	5,480	6,997	4,686

	Net cash provided by financing activities	5,480	6,997	4,686

Cash Flows from Other
	Equity in Amador United Gold Mines	3,082	2,224	1,762
	Equity in Pacific FarEast Minerals	103,792	63,068	71,846
	Convert "Advances to PFEM" to "Equity in PFEM"	      0	(6,274)	     0
	Net cash provided by Other	106,874	59,017	73,608

	Net increase (decrease) in cash	37	(9)	33
	Cash, beginning of period	106	115	  82

	Cash, end of period	$143	$106	$115


Supplemental disclosure of cash flow information:

Cash paid for state income tax:	$25	$25	$25

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDER'S EQUITY
For the Years Ending December 31, 2004, 2003 and 2002 (Unaudited)


		Issued and Outstanding	Paid-in
	Shares	Amount	Capital

December 31, 2001	6,021,759	$6,453,367	$912,097

No shares were sold from Jan thru Dec 2002
Series A Preferred shares converted
	to common shares	 253,737	187,662	(187,662)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2002pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2002	6,275,496	$6,641,029	$724,435

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
	to common shares	 208,032	154,979	(154,979)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2003 pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2003	6,483,528	$6,796,008	$569,457

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
	to common shares	 209,286	157,198	(157,198)
Paid-in capital representing options to acquire
	a cumulative maximum of 464,823 common shares	0
December 31, 2004 pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2004	6,692,814	$6,953,206	$412,259


(The balance of this page intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED/
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1.	HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mother Lode Gold Mines Consolidated (the "Company") was incorporated February 8, 1974, under the laws of the State of California, to engage primarily in the business of mining. Its past
activities have consisted of acquiring rights in California to mining properties in three areas of interest - Calaveras County, Amador County and El Dorado County. The Company would then conduct preliminary exploration operations on the various properties. Currently, the
Company has no such activities and directs all of its activities to assist Pacific FarEast
Minerals, Inc.

A.	The Company has restated its previously issued 2004,
2003 and 2002, consolidated
financial statements to treat their holdings in the affiliated companies on an investee basis,
and not on a subsidiary basis. This reflects the investments in Amador United Gold Mines and
Pacific FarEast Minerals, Inc.

B.	The accompanying statements for the years 2004, 2003
and 2002 have not been audited and
were prepared by the Company.

C.	The accounting records of the Company are maintained on the accrual basis.

D.	No federal income taxes have been paid or are payable
 by the Company. Operating loss
carry forwards are not reflected in the recorded assets of the
 Company because future
revenues, which would generate taxable income, are not assured.
Net operating losses as of
December 31, 2004, based on the past 15 years, are approximately $5.5llion.

E.	For purposes of the statement of cash flows, the Company
considers all highly liquid
debt instruments purchased with a maturity of three months or less to be cash equivalents.

F.	Primary earnings (loss) per share amounts are computed
based on the weighted average
number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was 6,692,814 and
6,483,528, at December 31, 2004 and 2003, respectively.

2.	DESCRIPTION OF INVESTEE COMPANIES

A.	Amador United Gold Mines.  The Company incorporated Amador
United Gold Mines ("Amador")
in California on March 1, 1984. The Company owns 48.20% of the outstanding shares of the
common stock of Amador as of December 31, 2004. There was no activity by Amador during 2004.
Amador owns (1) stock in a Canadian mining corporation, and
(2) mineral rights on part of the
Argonaut Mine in Amador County, California. These assets secure the debt of AUGM to MLGM.

B.	Pacific FarEast Minerals, Inc. The company incorporated Pacific
FarEast Minerals, Inc.
("PFEM") as a Nevada Corporation on July 26, 1996. The Company owns
 24.54% of the outstanding
shares of the common stock of PFEM as of December 31, 2004. The activity of PFEM is further described in Item 6, Management's Discussion and Analysis of this report.

3.	MINING PROPERTIES

El Dorado County

During 2004, the Company held property rights in
 El Dorado County, California, that were
terminated as of December 31, 2004.

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

MOTHER LODE GOLD MINES CONSOLIDATED/
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

The lease had an expiration date of December 31, 2004. The Company chose not to renew the lease due to restricted mining opportunities in California and the length of time now required to obtain a mining permit in California. Accordingly the lease terminated.

b) Fort Yuma Claims: The Company did not make the annual filings required to hold these two unpatented lode claims and has thereby relinquished the claims.

4. STOCK OPTION PLANS

The Company has two active stock option plans: (a) 1995 Stock Option Plan for employees and consultants, and (b) 1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three months at the time of the annual meeting of shareholders, or on December 31 of the year. Both plans expire June 19, 2005.

During 2004, no options were issued or expired under either the 1995
 Stock Option Plan or the
1995 Director's Plan.

As of the date of this Form 10KSB, these plans are summarized as follows:

A.	Incentive plans for employees, directors and consultants:

		Expiration	Exercise	Common Shares
	Plan	   Date	Price	Under Option

	1995 Plan	Jun 2005	$2.00	100,000
	1995 Director's Plan	Jun 2005	$2.00	 40,000
		Total	140,000

The exercise prices of the foregoing options were above market prices at the date of grant, so
no compensation expense or capital credit has been accounted for in connection with these
options. Both Plans expire June 19, 2005, and continuation of the options granted thereunder
will be governed as specified in the individual option plan.

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

As of December 31, 2004: (a) a total of 98,712 options for Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $0.75 to
$10.00 per share of preferred stock, and (b) during 2004, 38,120 options had been exercised for a total of 209,286 common shares of MLGM

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option			Debt Relief

Maximum, 5 year class	$.0001	0
Maximum, 10 year class	$.0001	541,924
		541,924	$364,500

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


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Through December 31, 2004. a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock. Minimum number of common shares is 25,069, based on the Fifth Anniversary of June 2001.


							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option			Debt Relief

Maximum, 5 year class 	0.0001	25,069 	$47,748
Combined, Series A and Series B	566,993	$412,248

C.	A summary of the changes in outstanding Common Shares of
Mother Lode Gold Mines
Consolidated (MLGM) under option follows:

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

The Company does not lease office space, but rather shares 875 square feet at 1312 Concannon
Boulevard, Livermore, California, a one-story office building in a business park. The Company
is not charged rent by Pacific FarEast Minerals, Inc.

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2004, 2003 and 2002

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES


	Indebtedness of:				Indebtedness to:
	Balance at			Balance	Balance at			Balance
	Beginning	Additions	Deductions	at End	Beginning	Additions	Deductions	at End

Name of Person/entity

December 31, 2004
Unsolicited Investee
Amador United Gold Mines	$200,317	$4,711	$205,028

Other Affiliates
Frank P. Adams Trust				$9,120	$670		$9,790
Frank M. Orrell				  6,851	509		7,361
Jacklyn A. Orrell				2,777	188		2,964
Pacific FarEast Minerals					4,112					4,112
Balances, Dec 31, 2004	$200,317	$4,711	$205,028	$18,748	$5,409	$0		$24,227


December 31, 2003
Unsolicited Investee
Amador United Gold Mines	$195,706	$4,611	$200,317

Other Affiliates

Frank P. Adams Trust				$6,015	$3,105		$9,120
Frank M. Orrell				  3,830	3,021		6,851
Jacklyn A. Orrell	_______	______	_______	1,906	871	___	2,777
Balances, Dec 31, 2003	$195,706	$4,611	$200,317	$11,751	$6,997	$0	$18,748


December 31, 2002
Unsolicited Investee

Amador United Gold Mines	$90,193	$105,513	$195,706

Other Affiliates
Frank P. Adams Trust				$3,641	2,374		$6,015
Frank M. Orrell				  3,279	551			3,830
Jacklyn A. Orrell	_______	______	_______	599	1,307	___	1,906
Balances, Dec 31, 2002	$90,193		$105,513	$195,706	$7,519	$4,232	$0	$11,751




MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2004, 2003 and 2002

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification

December 31, 2004
Land (Mining Properties)	$610,840			(610,840)	$      0
Total	$610,840			(610,840)	$      0

December 31, 2003
Land (Mining Properties)	$610,840				$610,840
Total	$610,840				$610,840

December 31, 2002
Land (Mining Properties)	$610,840				$610,840
Total	$610,840				$610,840


SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	 at Cost	Retirements	Other	End of Year

Classification
December 31, 2004
Equipment	$50,480				$50,480

Classification
December 31, 2003
Equipment	$50,480				$50,480

December 31, 2002
Equipment	$50,480				$50,480



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		23


Note: Exhibits 2, 3, 4, 9, 10, 12, 13, 16, 18, 21, 22, 23 and 24 specified under Item
601 of Regulation S-K are not applicable and therefore are not included as Exhibits with
this Form 10-KSB





EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2004

Of


MOTHER LODE GOLD MINES CONSOLIDATED


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/04 	12/31/03 	12/31/02
01/01/02			6,021,756	3		18,065,268
03/31/02 (A)		75,494	6,097,250	3		18,291,750
06/30/02 (A)		74,226	6,171,476	3		18,514,428
09/30/02 (A)		52,009	6,223,485	3		18,670,455
12/31/02 (A)		52,009	6,275,494	3		18,826,482
03/31/03 (A)		52,009	6,327,503	3		18,982,509
06/30/03 (A)		52,009	6,379,512	3		19,138,536
09/30/03 (A)		52,008	6,431,520	3		19,294,560
12/31/03 (A)		52,008	6,483,528	3	19,450,584
03/31/04 (A)		52,008	6,535,536	3	19,606,608
06/30/04 (A)		53,276	6,588,512	3	19,766,436
09/30/04 (A)		51,995	6,640,807	3	19,922,421
12/31/04 (A,B)	52,007	6,692,814	0	0	0	0
				78,746,049	78,746,087	76,541,901
MONTHS			12	12	12

WEIGHTED AVERAGE SHARES		6,562,171	6,353,507	6,128,492

NET INCOME/(LOSS)		$(707,223)	$(76,389)	$(81,467)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED		$(0.108)	$(0.012)	$(0.013)

NOTES:
(A) Conversion of Series A preferred shares previously issued.
(C) Series A options which could have been converted to 464,823 common shares are not included as they would be anti-dilutive.


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/04 	12/31/03 	12/31/02

01/01/02 			6,021,756	3		18,065,268
03/31/02 (A)		75,494	6,097,250	3		18,291,750
06/30/02 (A)		74,226	6,171,476	3		18,514,428
09/30/02 (A)		52,009	6,223,485	3		18,670,455
12/31/02 (A)		52,009	6,275,494	3		18,826,482
03/31/03 (A)		52,009	6,327,503	3		18,982,509
06/30/03 (A)		52,009	6,379,512	3		19,138,536
09/30/03 (A)		52,008	6,431,520	3		19,294,560
12/31/03 (A)		52,008	6,483,528	3	19,450,584
03/31/04 (A)		52,008	6,535,536	3	19,606,608
06/30/04 (A)		53,276	6,588,512	3	19,766,436
09/30/04 (A)		51,995	6,640,807	3	19,922,421
12/31/04 (A)		52,007	6,692,814	0	0	0	0
		371		78,746,049	78,746,087	76,541,901
MONTHS			12	12	12

WEIGHTED AVERAGE SHARES		6,562,171	6,353,507	6,128,492

NET INCOME/(LOSS)		$(707,223)	$(76,389)	$(81,467)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED		$(0.108)	$(0.012)	$(0.013)

NOTES:
(A) Conversion of Series A preferred shares previously issued.







	Sequential Page 25