Form 10KSB
period 2005-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-10-05
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
	For the Fiscal Year Ended: December 31, 2005

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
            Yes  X                       No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
TRADING SYMBOL: MLGM

		Class							Outstanding
	Common Stock without par value,				7,114,410
								as of December 31, 2005

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

A.	Summary. During 2005, the Company's activity was to
support its investments in Pacific
FarEast Minerals, Inc. and Amador United Gold Mines. Personnel normally associated with the
Company devoted a significant portion of their time to Pacific
FarEast Minerals, Inc., a
corporation in which the Company holds 24.18% of the common stock.

Effective December 31, 2004, the Company allowed the lease for the Big Canyon property to expire and did not renew its mining claims.

B. Investee Companies. The Company has no subsidiary companies. However, the Company does hold equity interests described herein, in two corporations, Pacific
 FarEast Minerals, Inc.
("PFEM") and Amador United Gold Mines ("AUGM"). Each corporation was formed based on proposed
operations in a geographic area. Please refer to Item 6 for activities of these two companies
during 2004. PFEM is a Nevada corporation and AUGM is a California corporation. The Company's
percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from these two companies and does not expect to in the immediate
future.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns 24.18% of the common stock (the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns 48.2%
 of the common stock (the only
outstanding security issue) of AUGM.

ITEM 2.	DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.	El Dorado County, California

During 2004, the Company relinquished its mineral claims i n El Dorado County ($2,000) and did not renew the Big Canyon lease ($608,840). These two actions reduced the
Company's assets by $610,840. As of the date of this report, the
 Company has no
mining properties. Amador United Gold Mines, an investee company of MLGM, holds
mineral rights to the former Argonaut Mine in Jackson, California.

B.	Leased Office Space: The Company does not lease office
space, but shares 875 square
feet provided by Pacific FarEast Minerals, Inc. at 1312 Concannon
 Boulevard, Livermore,
California, a one story office building in an office park.

ITEM 3.	LEGAL PROCEEDINGS. The Company is not aware
of any legal proceedings to which the
Company is a party or of which any of their properties is subject, nor does the Company know of any such proceedings currently contemplated by any governmental agency.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
	During the calendar year
2006an annual meeting for 2005 was not held due to the inactivity of the Company. Hence, no matters were submitted to a vote of security holders.

(The balance of this page intentionally left blank)



PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded on the pink sheet market since 1980 on an intermittent basis. The Company has sought brokers, but currently interest is limited to one dealer in the pink sheets due to the low activity of the Company.

High/Low Bid Price Data

        2005	High	Low
        			$0.05		$0.001

        2004			High		Low
	$0.05	$0.01

        		2003			High		Low
	$0.25	$0.01

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through June 30, 1998, the last
date of issue, the Company had granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 2003, 37,892 options were exercised; in 2004, 37,892 options were exercised and in 2005, 37,892 options were exercised, leaving a balance of 60,820 Series A options. These options have expiration dates from January 31, 2006 through June 30, 2008.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional
services for unpaid monetary obligations of the Company. From March
1996 through December 31,
2004, the Company has granted 4,775 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock and no options have been
exercised. These options expire in March 2006

ITEM 6. Management's Discussion and Analysis

For the twelve months ending December 31, 2005, the land holdings of the Company were reduced by (1) relinquishing mining claims ($2,000) and (2) non-renewal of the Big Canyon lease
($608,840). The Company continued to assist its investee companies, Pacific FarEast Minerals,
Inc. and Amador United Gold Mines.

Operating loss for the twelve months ending December 31, 2005 was $26,731, compared with a loss of $707,223 for the twelve months ending December 31, 2004

In order to maintain operations of the Company, private loans were made by officers and directors of the Company. During 2005, Pacific FarEast Minerals, Inc. made additional loans to the Company, which totaled $7,572, principal and interest, as of
 December 31, 2005.

As of February 17, 2003, the Company had advanced $6,274 to
Pacific FarEast Minerals, Inc.
Effective February 17, 2003 PFEM issued 34,591 shares of its common stock to the Company as repayment for these advances, at a conversion rate of $0.18138 per share of PFEM.

As of December 31, 2004 the Company had made advances to Amador United Gold Mines for land and administrative services in the amount of $101,761, and had made long-term loans totaling
$103,267, principal plus accrued interest. At the end of 2004, the advance amount of $101,761
was added to the long-term loan and will accrue interest at
 the annual rate of 8% simple
interest. The balance at December 31, 2005 was $217,800.
AUGM has a stock interest in a
Canadian mining company and mineral rights to the former
 Argonaut mine near Jackson,
California.

During the Year 2005 there were no placement sales of common stock of the Company. However,
208,028 shares of common stock were issued in 2005 from the exercise of Series A options for Deferred Compensation. In addition, the Company converted
 $68,770 of long term debt to 213,568
shares common stock at $0.322 per share. The Board of Directors believes this is a fair price
for the common stock.

As of December 31, 2005, there were 7,144,410 shares of common stock issued and outstanding.

Management's discussion of its investee companies, Pacific
FarEast Minerals, Inc. and Amador
United Gold Mines, follows:

Pacific FarEast Minerals, Inc. ("PFEM").
PFEM is a Nevada corporation. As of December 31, 2005, Pacific
 FarEast Minerals, Inc. had
8,581,352 shares of common stock issued and outstanding
 (the only outstanding security). MLGM
owns 2,074,591 shares, or 24.18% as of the date of this Form 10KSB report.

During the year 2005 Pacific FarEast Minerals was granted a prospecting permit for certain prospective properties in Weichang, Hebei Province, the People's Republic
 of China. Previously
the Company (PFEM) had filed eight permits with the Ministry of Land and
 Resources which were
being processed by that entity and other required regulatory authorities.

Amador United Gold Mines ("AUGM").
AUGM is a California corporation. There was no activity by this corporation during the Year
2005. AUGM owns two assets:(1) 266,000 common shares of Sutter
Gold Mining, Inc., a Canadian
corporation;(2) mineral rights on 204.50 acres of the Argonaut Mine located in Amador County,
California. As of December 31, 2005, AUGM had 7,169,925 shares of common stock issued and outstanding (the only outstanding security). MLGM owns 3,456,159 common shares or 48.20% as of the date of this Form 10KSB report.

Other. The respective Board of Directors of the Company and Pacific FarEast Minerals, Inc., effective April 5, 2004, agreed in principle to a merger of the two companies. On that date,
MLGM owned 26.21% of the common stock of PFEM. It was contemplated that MLGM would bring
sufficient value to the merger to increase its ownership of PFEM to 40%. As a further condition of the proposed merger, PFEM was required to obtain a prospecting permit for the designated Weichang property. The necessary permits were granted on April 1, 2005.

The issuance of the Prospecting Permit completed the obligation of
 Pacific FarEast Minerals,
Inc. to effect the merger with Mother Lode Gold Mines Consolidated. The actions required to effect the merger have commenced, but have been subject to review because of MLGM's compliance
and problems related to its SEC filings, audit and other problems.

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements
		(a) Balance Sheets as of December 31, 2005 and 2004.
(b) Statements of Operations for the Years Ended December 31, 2005, 2004 and
2003.
		(c) Statements of Cash Flow for the Years Ended
December 31, 2005, 2004 and 2003.
(d) Statements Shareholder's Equity for the Years Ended December
 31, 2005, 2004
and 2003.

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

SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the
Company incorporated by reference in this report. The Financial
 Statements have been prepared
in accordance with accounting principles generally accepted, except as described in notes to
the Company's Financial Statements for the year ended December 31, 2005. This information should be read in conjunction with such Financial Statements and the Notes thereto.



Year ended December 31,	2005	2004	2003	2002	2001
(Dollars in thousands, except per share figures)
A.Income
Exploration Agreements 	$0	$0	$0	$0	$0
B. Total Revenues	$71	$16	$5	$6	$5
	C. Income Gain(Loss) From Continuing Operations
1. Dollars	$(27)	$(707)	$(76)	$(81)	$(18)
2. Per Share,
A. Primary	$(.004)	$(.108)	$(.012)	$(.013)	$(.001)
B. Fully Diluted	$(.004)	$(.108)	$(.012)	$(.013)	$(.001)
D. Total Assets	$453	$530	$1,242	$1,303	$1,371
E. Long Term Debt	$8	$83	$77	$70	$8
F. Cash Dividends
 Declared/Paid	None	None	None	None	None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES - The Company did adopt on
February 11, 2004, a Charter of
the Audit Committee of the Board of Directors.

Item 307, Regulation S-B: The Company's disclosure controls and procedures meet the need of the Company. The Company is inactive and hence receives no operating income. The only receipts were less than $50.00 in 2005 for stock transfers (the
 Company acts as its own
transfer agent) Expenditures are limited to bank fees, State of California minimum income tax and an annual fee for director registration with the
 California Secretary of State.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2005 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each
person named below has sole voting and investment power with respect to the shares beneficially owned by him.

There is no family relationship among any of the officers and directors. There is only one class of directors; the term of all officers and directors expires annually.

Common Stock Beneficially
	Owned as
	Position	of December 31, 2005
Name	Age 	Positions2	Held Since	Shares	Percent2

Peter S. Adams	54	Director (ABC)	1984	316,4863	4.20%

Orville E. Anderson 80	Director,
		President
		Chief Operating
		Officer (AC)	1997	123,2294	1.63%

Byron S. James	73	Director,
		Secretary		740,7806	9.83%
		Chief Financial
		Officer (A)	1976(5)



Kevin J. Keen	55	Director (B)	2004	177,596	2.36%


Frank M. Orrell 	72	Director,		1,804,3149	23.93%
		Chairman,
		Chief Executive
		Officer (ABC)	1974
All officers and directors as a group:		3,307,817	43.87%

Board Committees: (A) Executive (B) Audit (C) Compensation

Footnotes to Table of Directors and Officers

1. Percentages are based on 7,114,410 total outstanding common s hares plus 120,000 outstanding options that could have been purchased plus Series A deferred c ompensations options that could have been converted to 304,971 common shares by December 31, 2005.

2. For directors, the term of office is until the next annual meeting of shareholders, for which no date has been determined. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the
annual meeting of shareholders, unless the Board of Directors removes an officer during his or
her term.

3. Includes 5,000 shares subject to immediately exercisable options, and 266,800 owned as a beneficiary under one of the four trusts created by Frank S. Adams, a deceased founder of the
Company, for his four children: Peter S. Adams, Edson Adams, Analisa Adams, and Nora Adams
Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and
Peter S. Adams, a director.

4. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options, which could have been converted to 23,229 shares of common stock on December 31, 2005.

5. Mr. James became a director in 1988.

6. Includes 5,000 shares subject to immediately exercisable options; 594,120 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to 136,330 shares of common stock on December 31, 2005.

7. Includes 177,596 Shares owned by Boydstun & Klingner, CPA, which Mr. Keen is a partner.

8. Includes 5,000 shares subject to immediately exercisable options and 1,799,314 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit
of their children. Mr. Orrell holds Series A options for which the common shares issued on conversion have been donated to the SunShu Deserving Student
 Fellowship in Geology and
Engineering, in Beijing, China. As of December 31, 2005, these
Series A options could have
been converted to 145,412 shares of common stock.

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

Orville E. Anderson, during a 46 year career as a mining engineer in minerals, was Manager of
International Projects, for Homestake Mining; President of Sonora
Gold Company, (10,000 TPD
gold mine at Jamestown, California); President, Copper Range, Co.
, White Pine copper mine;
Managing Director, Andore Pty., Ltd., an Australian mining venture in Korea; Chief Mining
Engineer, Western Knapp Engineering Co.; Mining Consultant to the country of Romania for copper mining. From 1997 to 2003, Mr. Anderson was a member of the Board of Directors of
Golden Cycle Gold Corporation. Mr. Anderson's responsibilities as President is to insure the highest level of professional disciplines are applied to the evaluations, exploration and
operations of PFEM. Mr. Anderson holds a B.Sc. degree in Mining
Engineering from the
University of Toronto.

Byron S. James has, since November 1999 been an independent financial and real estate consultant, during which time was Assistant to the Chairman, Merchants Group International, a merchant banker; Senior Vice President, Finance for Auto Center
 Enterprises, Inc.; from
January 1997 to November 1999, a mortgage broker with Commercial Mortgage and Investment Co.

Kevin J. Keen, CPA, has been affiliated with Boydstun & Klingner,
CPA, since 1986 and a
partner since 1990.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

A. 2005 Compensation

The Board establishes the levels of compensation for the active executives.
 No cash payments
for executive salary have been made since October 1988, rather, the established compensation was satisfied by the issuance of deferred compensation options for the Class A Preferred,
convertible stock of the Company. No options have been granted since June 1998.

B.	Stock Options

The Company had two active stock option plans (a) 1995
Plan and (b) Directors' Plan, both of
which expired on June 19, 2005.

1995 Plan: The purpose of this Plan was to attract, retain
 and motivate employees and/or
consultants by providing for, or increasing, their proprietary interests in the Company.
Directors of the Company may not receive options under this Plan.
The Board of Directors may
grant non-incentive options, upon recommendation of the
 Compensation Committee of the Board.
The options authorized will not constitute incentive stock options within the meaning of
Section 422 of the Internal Revenue Code. Options granted under the Plan expire ten years after the Grant date. The Plan expired on June 19, 2005.

Directors' Plan: The purpose of this Plan was to provide Directors of the Company options to purchase the Company's common stock, without par value, and thereby share in the future growth of the business of the Company. The Board of Directors may gran t non-incentive options. The options authorized will not constitute incentive stock options within the meaning of Section
422 of the Internal Revenue Code.

The Options to be granted are non-discretionary, as follows: (a.) an option to purchase 5,000 shares to each director in active service following the Annual Meeting of Shareholders on
August 3, 1995, and (b.) an option to purchase 5,000 shares
 to each director who is then
active on the anniversary of the Initial Grant Date, until each person will have received
options for a total of 40,000 shares. The Plan expired on June 19, 2005

Options granted under the Plan will expire at the earliest of
 (i) the date at which a
director's service is terminated for cause, (ii) six months after a director voluntarily retires from service, (iii) one year after the date on which a director ceases to be a
director of the Company for any other reason or (iv) the tenth anniversary of the date of
grant.

As of December 31, 2005: (1) a combined total of 120,000 non-incentive options were outstanding: (a) under the 1995 Plan, 100,000 options and
 (b) under the Director's 1995 Plan,
20,000 options: (2) a total of 60,820 deferred Series A compensation options were outstanding.
The exercise price is $0.0001 for deferred Series A compensation options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2005 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:




	Names and Address of
	Beneficial Owner		Amount and Nature			Percent
	of Common Stock		of Beneficial Ownership		of Class1

        Orville E. Anderson			123,2292			1.63%
	1312 Concannon Boulevard
	Livermore, CA 94550

	Byron S. James			740,7803			9.83%
	1312 Concannon Boulevard
	Livermore, CA 94550

	Frank M. Orrell			1,804,3144			23.93%
	1312 Concannon Boulevard
	Livermore, CA 94550

1. Percentages are based on 7,114,410 total outstanding common shares plus 120,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 304,971 common shares by December 31, 2005.

2. Includes 100,000 shares subject to immediately exercisable options and deferred compensation options that could have been converted to 23,229 shares of common stock by
December 31, 2005

3. Includes 5,000 shares subject to immediately exercisable options; 594,120 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to 136,330 shares of common stock by
 December 31, 2005.

4. Includes 5,000 shares subject to immediately exercisable options and 1,799,314 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit
of their children. Mr. Orrell holds Series A options for which the common shares issued on conversion have been donated to the SunShu Deserving Student
Fellowship in Geology and
Engineering, in Beijing, China. As of December 31, 2005, these
Series A options could have
been converted to 145,412 shares of common stock.

B. Security Ownership of Management: The disclosure with respect to this requirement is forth in response to Item 10.

C. Changes in Control: The Company is aware of no arrangements, which may at some later date result in the change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION: 	Not Applicable

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-B begin on
Sequential Page 24.

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

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: September 29, 2006	Date: September 29, 2006


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
Chief Financial
Officer, respectively of Mother Lode Gold Mines Consolidated
(the "Company"), do
certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
1350, that:

(1) the Annual Report on Form 10KSB of the Company for the annual period ended
December 31, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or
 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: September 29, 2006	Date: September 29, 2006

(The balance of this page intentionally left blank)




I, Frank M. Orrell, certify that:
       1. I have reviewed this annual report on Form l0KSB o f Mother Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is
made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated i n this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: September 29, 2006


	o/s Frank M. Orrell
       Chairman, CEO


I, Byron S. James, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother
 Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects
the financial condition, annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure c ontrols and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any
material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: September 29, 2006

o/s Byron S. James
Secretary, CFO

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
For the Years Ending December 31, 2005 and 2004 (Unaudited)

ASSETS
	December 31	December 31
	2005	2004
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$183	$143
	Total current assets	 183	143

Other Assets
	Loan receivable, Amador United Gold Mines 	217,800	205,028
	Investment, Amador United Gold Mines	(14,446)	(31,184)
	Investment, Pacific FarEast Minerals	249,688	356,065
	Prepaid State Taxes	      25	       0

	Total other assets	453,067	529,909

TOTAL ASSETS	$453,250	$530,052

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
	Accounts payable	$0	$43,883

Total current liabilities	0	43,883

Non-current liabilities
	Notes payable	     0	20,115
	Note Payable, Pacific FarEast Minerals, Inc.	  7,572	4,112
	Deferred fees payable	     0	58,303

Total non-current liabilities	  7,572	82,530

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, December 31
	2005:	7,114,410
	2004:	6,692,814	7,176,955	6,953,206
Paid-in capital representing rights to acquire
a maximum of 333,900 shares (Note 4)	257,280	412,259
Deficit accumulated 	(6,988,557)	(6,961,826)

Net stockholder's equity	445,678	403,639

		$453,250	$530,052

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For the Years Ending December 31, 2005, 2004 and 2003 (Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2005	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Income from asset write-off	$58,303	$11,256	$     0
Interest income	12,626	4,512	4,720
Miscellaneous income	      20	     430	    160

		70,949	  16,198	  4,880

Expenses
	Loss on abandonment	0	610,840	0
	Legal and accounting	125	25	125
	Property payments	2,400	2,400	2,400
	Interest expense	5,357	1,610	9,410
	Other administrative expense	258	1,647	4,018
	California Franchise tax	      0	    25	    25

		8,040	616,547	 15,978

Net operating Loss	$62,908	$(600,349)	$(11,098)

Other
Investee Loss, Amador United Gold Mines 	16,738	(3,082)	(2,223)
Investee Gain, Pacific FarEast Minerals 	(106,377)	(103,792)	(63,068)

		 (89,639)	(106,874)	(65,291)

Net Loss	$(26,731)	$(707,223)	$(76,389)

Primary gain/loss per share	$(0.004)	$(0.108)	$(0.012)
Fully diluted gain/loss per share	$(0.004)	$(0.108)	$(0.012)

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For the Years Ending December 31, 2005, 2004 and 2003 (Unaudited)

	Year Ended	Year Ended	Year Ended
	Dec. 31	Dec. 31	Dec. 31
	2005	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)


Cash flows from Operations and Other:	$(26,731)	$(707,223)	$(76,389)
Adjustments to reconcile net loss to
net cash used in operations:
	(Inc)Dec in loans receivables	(12,772)	(4,711)	(4,611)
	(Inc)Dec in property due to abandonment 	(58,303)	610,840	0
	Inc(Dec) in advances to PFEM	0	(60)	6,113
	Inc(Dec) in accounts payables	(43,883)	93	8,864
	Increase(Decrease) in income taxes payable	     (25)	(11,256)	     0

	Gross cash used in operations	(141,714)	(112,317)	(66,023)

Cash flow from Financing:
	Net cash provided in financing:	52,115	5,480	6,997

	Net cash provided by financing activities	52,115	5,480	6,997

Cash Flows from Other
	Equity in Amador United Gold Mines	(16,738)	3,082	2,224
	Equity in Pacific FarEast Minerals	106,377	103,792	63,068
	Convert "Advances to PFEM" to "Equity in PFEM"	      0	      0	(6,274)
	Net cash provided by Other	 89,639	106,784	59,017

	Net increase (decrease) in cash	40	37	(9)
	Cash, beginning of period	143	106	115

	Cash, end of period	$183	$143	$106


Supplemental disclosure of cash flow information:

Cash paid for state income tax:	$0	$25	$25

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDER'S EQUITY
For the Years Ending December 31, 2005, 2004 and 2003 (Unaudited)


		Issued and Outstanding	Paid-in
	Shares	Amount	Capital

December 31, 2002	6,275,496	$6,641,029	$724,436

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
	to common shares	 208,032	154,979	(154,979)
Paid-in capital representing options to acquire
	a cumulative maximum of 924,918 common shares	0
December 31, 2003 pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2003	6,483,528	$6,796,008	$569,457

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
	to common shares	 209,286	157,198	(157,198)
Paid-in capital representing options to acquire
	a cumulative maximum of 464,823 common shares	0
December 31, 2004 pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2004	6,692,814	$6,953,206	$412,259

No shares were sold from Jan thru Dec 2005
Series A Preferred shares converted
	to common shares	 208,028	154,978	(154,978)
Paid-in capital representing options to acquire
	a cumulative maximum of 333,900 common shares	0
Common shares issued on conversion
Of Long Term Debt	213,568		68,771
December 31, 2004 pre-operating
	net gain (loss)	        0	         0	       0
As of December 31, 2005	7,114,410	$7,176,955	$257,281



(The balance of this page intentionally left blank)



 MOTHER LODE GOLD MINES CONSOLIDATED/
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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
Pacific FarEast Minerals, Inc.

B.	The accompanying statements for the years 2005, 2004 and 2003 have not been audited and
were prepared by the Company. At this time, the Company does not know when an audit will be completed.

C.	The accounting records of the Company are maintained on the
 accrual basis.

D.	No federal income taxes have been paid or are payable by the
Company. Operating loss
carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured. Net operating losses as of
December 31, 2004, based on the past 15 years, are approximately
$5.5 million.

E.	For purposes of the statement of cash flows, the Company
considers all highly liquid
debt instruments purchased with a maturity of three months or less to be cash equivalents.

F.	Primary earnings (loss) per share amounts are computed
based on the weighted average
number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was 7,114,410 and
6,692,814 at December 31, 2005 and 2004, respectively.

2.	DESCRIPTION OF INVESTEE COMPANIES

A.	Amador United Gold Mines.  The Company incorporated
Amador United Gold Mines ("Amador")
in California on March 1, 1984. The Company owns 48.20% of the outstanding shares of the common stock of Amador as of December 31, 2005. There was no activity by Amador in 2004, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns (1) 266,000 common shares of Sutter Gold Mining, Inc., a Canadian corporation, and
(2) the mineral rights on 200.24 acres of the Argonaut Mine in Amador County, California.

B.	Pacific FarEast Minerals, Inc. The company incorporated
Pacific FarEast Minerals, Inc.
("PFEM") as a Nevada Corporation on July 26, 1996. The Company owns 24.18% of the outstanding shares of the common stock of PFEM as of December 31, 2005. The activity of PFEM is further described in Item 6, Management's Discussion and Analysis of this report.

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

b) Fort Yuma Claims: The Company did not make the annual filings in 2004 required to hold these two unpatented lode claims and thereby relinquished the claims.

4. STOCK OPTION PLANS

The Company has two active stock option plans: 1995 Stock Option
 Plan for employees and
consultants; 1995 Directors' Plan which provides a maximum of 5,000 shares per year to each director who has been a board member for at least three months at the time of the annual meeting of shareholders, or on December 31 of the year. Both plans expired June 19, 2005.

During 2005, no options were issued under either the 1995 Stock Option
 Plan or under the 1995
Director's. 20,000 options expired under the Director's 1995 Plan.

As of the date of this Form 10KSB, these plans are summarized as follows:


A.	Incentive plans for employees, directors and consultants:

		Expiration	Exercise	Common Shares
	Plan	   Date	Price	Under Option
	1995 Plan	Jun 2005	$2.00	100,000
	1995 Directors' Plan	Jun 2005	$2.00	 20,000
		Total	120,000

The exercise prices of the foregoing options were above market prices at the date of grant, so no compensation expense or capital credit has been accounted for in connection with these options. Both Plans expired on June 19, 2005 and continuation of the options granted thereunder will be governed as specified in the individual option plan.

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

As of December 31, 2005: (a) a total of 60,820 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to
$0.75 per share of preferred stock, and (b) during 2005, 37,892 options were exercised for a total of 208,028 common shares of MLGM. Maximum number of common shares is 358,969 if the Series A Options are held until the tenth anniversary.

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option 		Debt Relief
Maximum, 5 year class	$.0001	0
Maximum, 10 year class	$.0001	358,969
		358,969	$221,190

(2). Options on Series B Preferred stock, $10.00 per share liquidation price, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of
0.05 shares per annum to a maximum of 5.25 shares after five years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of
5.25 shares from the



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

fifth anniversary, until final expiration at the end of an additional five years. These options expire in June 2006.

Through December 31, 2005 a total of 4,775 options for preferred shares were issued for lease payments due to third parties at $10.00/share of preferred stock. Maximum number of common
shares is 25,069, based on the Fifth Anniversary of June 2001.

							Shares			Amount of
				Exercise		Under			Expense or
				Price/Share 		Option 		Debt Relief
Maximum, 5 year class 	0.0001	25,069 	$47,748

Combined, Series A and Series B	384,038	$268,938

C.	A summary of the changes in outstanding Common
Shares of Mother Lode Gold Mines
Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum
Shares of Common Stock

Balance January 1, 2005
	Series B Preferred	25,069
	Series A Preferred, 10 Year Expiration Class	541,928
	Total	566,997

Net Changes, 2005
	Series B Preferred	0
	Series A Preferred, 10 Year Expiration Class	(208,028)
Balance, December 31, 2005	358,969

B. Non-incentive Stock Options

Balance January 1, 2005	140,000
	Options Expired:	(20,000)
	Options Issued	      0
Balance, December 31, 2005	120,000

5.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet at 1312 Concannon
Boulevard, Livermore, California, a one-story office building in a business park. The Company is not charged rent by Pacific FarEast Minerals, Inc.

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2005, 2004 and 2003

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES
	Indebtedness of:			Indebtedness to:
	Balance at			Balance	Balance at			Balance
Name of Person/Entity	Beginning	Additions	Deductions	at End
Beginning	Additions	Deductions	at End

YEAR 2005
Unsolicited Investee Companies
Amador United Gold Mines	$205,028	$12,772	$217,800
Pacific FarEast Minerals, Inc. 				$7,584	$88	$7,572

Other Affiliates
Frank P. Adams Trust				9,790	630	10,420	0
Frank M. Orrell				  7,361	493	7,854	0
Jacklyn A. Orrell				2,964	187	3,151	0
Byron S. James				0	452	452	0
Balances, Dec 31,2005	$205,028		$12,772	$217,800	$26,699	$2,750	$21,877	$7,572


YEAR 2004
Unsolicited Investee Companies
Amador United Gold Mines	$200,317	$4,711	$205,028
Pacific FarEast Minerals, Inc. 				$0	$6,584		$6,584

Other Affiliates
Frank P. Adams Trust				9,120	670		9,790
Frank M. Orrell				  6,851	509		7,361
Jacklyn A. Orrell				2,777	188		2,964
Balances, Dec 31,2004	$200,317	$4,711	$205,028	$18,748	$7,951	$0		$26,699


YEAR 2003
Unsolicited Investee Companies
Amador United Gold Mines	$195,706	$4,611	$200,317

Other Affiliates
Frank P. Adams Trust				$6,015	$3,105		$9,120
Frank M. Orrell				  3,830	3,021		6,851
Jacklyn A. Orrell	_______	______	_______	1,906	871	___	2,777
Balances, Dec 31,2003	$195,706	$4,611	$200,317	$11,751	$6,997	$0	$18,748




MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2004, 2003 and 2002

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	at Cost	Retirements	Other	End of Year
Classification

December 31, 2005
Land (Mining Properties)	$0				$0
Total	$0				$0


December 31, 2004
Land (Mining Properties)	$610,840			(610,840)	$0
Total	$610,840			(610,840)	$0

December 31, 2003
Land (Mining Properties)	$610,840				$610,840
Total	$610,840				$610,840


SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
 PROPERTY, PLANT AND EQUIPMENT

	Balance at	Additions			Balance at
	Start of Year	 at Cost	Retirements	Other	End of Year

Classification
December 31, 2005
Equipment	$50,480				$50,480

Classification
December 31, 2004
Equipment	$50,480				$50,480

December 31, 2003
Equipment	$50,480				$50,480



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		24


Note: Exhibits 2, 3, 4, 9, 10, 13, 16, 18, 21, 22, 23, 24, 27and 99 specified under Item
601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-KSB





EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2005

Of


MOTHER LODE GOLD MINES CONSOLIDATED


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	12/31/05 	12/31/04 	12/31/03
For the period 2/8/74 thru 12/31/02 (A)	335
01/01/02 (A)			6,021,756		3
03/31/02 (B)		75,494	6,097,250		3
06/30/02 (B)		74,226	6,171,476		3
09/30/02	 (B)	52,009	6,223,485		3
12/31/02	 (B)	52,009	6,275,494		3						18,826,482
03/31/03 (B)		52,009	6,327,503		3	18,982,509
06/30/03 (B)		52,009	6,379,512	3	19,138,536
09/30/03	 (B)	52,008	6,431,250		3	19,294,560
12/31/03	 (B)	52,008	6,483,528		3	19,450,584
03/31/04	 (B)	52,008	6,535,536		3	19,606,608
06/30/04 (B)		53,276	6,588,512		3	19,766,436
09/30/04	 (B)	51,995	6,640,807		3	19,922,421
12/31/04	 (B)	52,007	6,692,814		3			20,078,442
03/31/05 (B)		52,007	6,744,821		3			20,234,463
06/30/05 (B)		52,007	6,796,828		3			20,390,484
09/30/05 (B)		52,007	6,848,835		3			20,546,505
12/31/05 (B,C,D)265,575	7,114,410		0
				81,249,894	78,746,049	76,242,087

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES	6,770,825	6,562,171	6,353,507

NET INCOME/(LOSS)	$(29,892)	$(707,323)	$(77,340)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.108)	$(0.012)

Notes:	(A) Actions taken prior to December 31, 2002
		(1) Share amounts have been restated for the following:
			5:1 stock split - 1977;
			15:1 stock split - 1978;
			10% stock dividend - 1984.
(2) Includes February 1992 cancellation of shares held by Northern Mines,
Inc.,an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
	(3) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
	(4) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.
		(B) Conversion of Series A preferred shares previously issued.
		(C) Includes 213,568 shares issued for cancellation of debt.
		(D) Series A shares which could have been converted are not included as they
		would be anti-dilutive.


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	12/31/05 	12/31/04 	12/31/03
For the period 2/8/74 thru 12/31/02 (A)	335
01/01/02 (A)			6,021,756		3
03/31/02 (B)		75,494	6,097,250		3
06/30/02 (B)		74,226	6,171,476		3
09/30/02	 (B)	52,009	6,223,485		3
12/31/02	 (B)	52,009	6,275,494		3						18,826,482
03/31/03 (B)		52,009	6,327,503		3	18,982,509
06/30/03 (B)		52,009	6,379,512	3	19,138,536
09/30/03	 (B)	52,008	6,431,250		3	19,294,560
12/31/03	 (B)	52,008	6,483,528		3	19,450,584
03/31/04	 (B)	52,008	6,535,536		3	19,606,608
06/30/04 (B)		53,276	6,588,512		3	19,766,436
09/30/04	 (B)	51,995	6,640,807		3	19,922,421
12/31/04	 (B)	52,007	6,692,814		3			20,078,442
03/31/05 (B)		52,007	6,744,821		3			20,234,463
06/30/05 (B)		52,007	6,796,828		3			20,390,484
09/30/05 (B)		52,007	6,848,835		3			20,546,505
12/31/05 (B,C)	265,575	7,114,410		0
				81,249,894	78,746,049	76,242,087

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES	6,770,825	6,562,171	6,353,507

NET INCOME/(LOSS)	$(29,892)	$(707,323)	$(77,340)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.108)	$(0.012)

Notes:	(A) Actions taken prior to December 31, 2002
		(1) Share amounts have been restated for the following:
			5:1 stock split - 1977;
			15:1 stock split - 1978;
			10% stock dividend - 1984.
(2) Includes February 1992 cancellation of shares held by Northern Mines,
Inc.,an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
	(3) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
	(4) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.
		(B) Conversion of Series A preferred shares previously issued.
		(C) Includes 213,568 shares issued for cancellation of debt.


	Sequential Page 25