Form 10KSB/A
period 2005-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-10-24
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended: December 31, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Transition Period from ____ to _____.

Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Name of small business issuer in its charter)

	CALIFORNIA	94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)						Identification Number)

1312 Concannon Boulevard Livermore, CA
94550-6004
(Address of principal executive offices)
(Zip Code)

Issuers Telephone Number (925) 606-5939


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
Common Stock, No Par Value

Documents incorporated by reference: Not Applicable

Check whether the registrant (l) has filed all reports required to be filed by
Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X                       No __

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of
the Exchange Act.        Yes      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
TRADING SYMBOL: MLGM

		Class					       Outstanding
	Common Stock without par value,			7,114,410
as of December 31, 2005

Total Pages: 26
Exhibit Index on Page: 23



INDEX

	Sequential
Item	Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
	4

Item 6. Management's Discussion and Analysis
	4

Item 7. Financial Statements	5

Item 8. Changes In and Disagreements With Accountants an Accounting
and Financial Disclosure                                                       6

Item 8A. Controls and Procedures	6

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act	6

Item 10. Executive Compensation	8

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters	8

Item 12. Certain Relationships and Related Transactions	9

Item 13. Exhibits and Reports on Form 8-K	9

Item 14. Principal Accountant Fees and Services	9

SIGNATURES	10

CERTIFICATION OF PERIODIC REPORT	11

FINANCIAL STATEMENTS	13

NOTES TO FINANCIAL STATEMENTS	17

EXHIBIT INDEX	23

EXHIBITS	24



PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Summary. During 2005, the Companys activity was to support
its investments in Pacific
FarEast Minerals, Inc. and Amador United Gold Mines. Personnel normally associated with the
Company devoted a significant portion of their time to Pacific FarEast Minerals, Inc., a corporation in which the Company holds 24.18% of the common stock.

Effective December 31, 2004, the Company allowed the lease for the Big Canyon property to expire and did not renew its mining claims.

B. Investee Companies. The Company has no subsidiary companies. However, the Company does hold equity interests described herein, in two corporations, Pacific
 FarEast Minerals, Inc.
(PFEM) and Amador United Gold Mines (AUGM). Each corporation was formed based on proposed operations in a geographic area. Please refer to Item 6 for activities of these two companies
during 2005. PFEM is a Nevada corporation and AUGM is a California corporation. The Company's percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form-10KSB/A, the Company has not received any operating revenues from these two companies and does not expect to in the immediate future.

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
During the calendar year
2006 an annual meeting for 2005 was not held due to the inactivity of the Company.
 Hence, no
matters were submitted to a vote of security holders.

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

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company. From August 1989 through June
30, 1998, the last
date of issue, the Company had granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB/A the Company has not called any of the stock: in 2003, 37,892 options were exercised; in 2004, 37,892 options were exercised and in 2005, 37,892 options were exercised, leaving a balance of 60,820 Series A options. These options have expiration dates from January 31, 2006 through June 30, 2008.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March
1996 through December 31,
2004, the Company has granted 4,775 shares of this preferred convertible stock. As of the date
of this Form 10-KSB/A the Company has not called any of the stock and no options have been
exercised. These options expire in March 2006

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

During the Year 2005 there were no placement sales of common stock of the Company. However,
208,028 shares of common stock were issued in 2005 from the exercise of Series A options for
Deferred Compensation. In addition, the Company converted $68,771 of long term debt to 213,568 shares common stock at $0.322 per share. The Board of Directors determined this price, to the extent reasonably possible, to be fair, equitable and just for the'
 shareholders of the
Company.

As of December 31, 2005, there were 7,144,410 shares of common stock issued and outstanding.

Management's discussion of Pacific FarEast Minerals, Inc. and Amador United Gold Mines follows:

Pacific FarEast Minerals, Inc. ("PFEM").

As of December 31, 2005, Pacific FarEast Minerals, Inc. had 8,581,352 shares of common stock outstanding (the only security). MLGM owned 2,074,591 shares, or 24.18%.

During the year 2005 Pacific FarEast Minerals was granted a prospecting permit for its area of
interest in Hebei Province, the People's Republic of China. Previously the
 Company (PFEM) had
filed eight permits with the Ministry of Land and Resources which were being processed by that entity and other required regulatory authorities.

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


ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements (Unaudited)
		(a) Balance Sheets as of December 31, 2005 and 2004.
(b) Statements of Operations for the Years Ended December 31, 2005, 2004 and
2003.
		(c) Statements of Cash Flow for the Years Ended December
31, 2005, 2004 and 2003.
(d) Statements Shareholders Equity for the Years Ended December 31, 2005, 2004 and 2003.

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


Year ended December 31,      2005          2004         2003         2002         2001
(Dollars in thousands, except per share figures)
A.Income
Exploration Agreements     $ 0           $ 0           $0           $0            $0
B. Total Revenues             $71           $16           $5           $6            $5
	C. Income Gain(Loss) From Continuing Operations
1. Dollars                $(27)        $(707)        $(76)        $(81)        $(18)
2. Per Share,
A. Primary           $(.004)       $(.108)      $(.012)      $(.013)      $(.001)
B. Fully Diluted     $(.004)	       $(.108)      $(.012)      	$(.013)      $(.001)
D. Total Assets              $453           $530       $1,242       $1,303        $1,371
E. Long Term Debt              $8            $83          $77          $70            $8
F. Cash Dividends
 Declared/Paid               None           None         None         None          None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES    The Company did adopt on February 11,
2004, a Charter of
the Audit Committee of the Board of Directors.

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

                                                               Common Stock Beneficially
                                               <c>                    Owned as
<c>                  <c>    <c>                Position         of December 31, 2005
  Name               Age    Positions(2)             Held Since       Shares     Percent(1)
Peter S. Adams       54    Director (ABC)        1984           327,231(3)        4.34%

Orville E. Anderson  80    Director,
                           President
                           Chief Operating
                           Officer (AC)           1997          123,229(4)        1.63%

Byron S. James       73    Director,
                           Secretary
                           Chief Financial
                           Officer (A)            1976(5)         742,184(6)    9.84%



Kevin J. Keen       55     Director (B)           2004           177,596(7)    2.36%

Frank M. Orrell     72     Director,
                           Chairman,
                           Chief Executive
                           Officer (ABC)          1974         1,828,471(8)    24.25%

All officers and directors as a group:                         2,924,152      42.43%

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

5. Mr. James became a director in 1988.

6. Includes 5,000 shares subject to immediately exercisable options; 594,120 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a maximum of 136,330 shares of common stock on December 31, 2005.

7. Includes 177,596 Shares owned by Boydstun & Klingner, CPA, which Mr. Keen is a partner.

8. Includes 5,000 shares subject to immediately exercisable options;
1,799,314
shares owned by
the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the
benefit of
their children; and additional options which could have been converted to a
maximum of 145,412
shares of common stock on December 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2005 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:





       Names and Address of      <c>                              <c>
       Beneficial Owner           Amount and Nature                Percent
       of Common Stock          of Beneficial Ownership            of Class1

        Orville E. Anderson             123,2292	                      1.63%
       1312 Concannon Boulevard
       Livermore, CA 94550

       Byron S. James                  742,1843                                9.84%
       1312 Concannon Boulevard
       Livermore, CA 94550

	Frank M. Orrell                1,828,4714                    24.25%
       1312 Concannon Boulevard
       Livermore, CA 94550

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

3. Includes 5,000 shares subject to immediately exercisable options; 594,120 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to 136,330 shares of common stock by
 December 31, 2005.

4. Includes 5,000 shares subject to immediately exercisable options; 1,799,314 shares owned by the Orrell Family Trust, of which Frank M. Orrell and his wife are trustees for the benefit of their children; and additional options which could have been converted to 145,412 shares of
common stock by December 31, 2005.

B. Security Ownership of Management: The disclosure with respect to this requirement is forth in response to Item 10.

C. Changes in Control: The Company is aware of no arrangements, which may at some later date result in the change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION: 	Not Applicable

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-B begin on
Sequential Page 23.

B. Reports on Form 8-K: 	Not Applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES : The Company does not retain outside accounting nor audit services.

(1) Aggregate Audit Fees	$0

(2) Audit-related Fees	$0

(3) Tax Fees	$0

(4) All Other Fees	$0

(5) Audit Committees Pre-approval Policies and Procedures : Not Applicable

(6) Not applicable



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:

o/s Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 18, 2006	Date: October 18, 2006


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
Chief Financial
Officer, respectively of Mother Lode Gold Mines Consolidated
(the "Company"), do
certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
1350, that:

(1) the Annual Report on Form 10-KSB/A/ of the Company for the annual period ended
December 31, 2005(the "Report") fully complies with the requirements of
Section 13(a)
or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

o/s Frank M. Orrell		o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: October 18, 2006	Date: October 18, 2006

(The balance of this page intentionally left blank)




I, Frank M. Orrell, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother
Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: October 18, 2006


	o/s Frank M. Orrell
       Chairman, CEO


I, Byron S. James, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mothe r Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the
statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects
the financial condition, annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in
which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
 Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal
controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: October 18, 2006

o/s Byron S. James
Secretary, CFO

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
For the Years Ending December 31, 2005 and 2004 (Unaudited)
ASSETS
                                                              December 31    December 31
                                                                 2005           2004
                                                              (Unaudited)    (Unaudited)
Current Assets
     Cash                                                        $183             $143

Total current assets                                              183              143

Other Assets
     Loan receivable, Amador United Gold Mines                217,800          205,028
     Investment, Amador United Gold Mines                     (14,446)         (31,184)
     Investment, Pacific FarEast Minerals                     249,688          356,065
     Prepaid State Taxes                                           25                0

Total other assets                                            453,067          529,909

TOTAL ASSETS                                                 $453,250         $530,052

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Accounts payable                                             $0           $43,883

Total current liabilities                                          0            43,883

Non-current liabilities
     Notes payable	                                               0            20,115
     Note Payable, Pacific FarEast Minerals, Inc.              7,572             4,112
     Deferred fees payable                                         0            58,303

Total non-current liabilities                                  7,572            82,530

Stockholder's equity
     Common stock, without par value,
     Authorized, 7,500,000 shares:
     Issued and outstanding, December 31
     2005:7,114,410
     2004:6,692,814                                        7,176,955          6,953,206
Paid-in capital representing rights to acquire
a maximum of 333,900 shares (Note 4)                         257,280            412,259
Deficit accumulated                                       (6,988,557)        (6,961,826)

Net stockholder's equity                                     445,678            403,639

                                                            $453,250           $530,052





See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For the Years Ending December 31, 2005, 2004 and 2003 (Unaudited)
                                                      Year Ended   Year Ended    Year Ended
                                                        Dec. 31      Dec. 31       Dec. 31
                                                         2005         2004          2003
Revenues:
Income from asset write-off                        $58,303       $11,256      $     0
Interest income                                      12,62        64,512        4,720
Miscellaneous income                                    20           430          160

                                                        70,949        16,198        4,880

Expenses
Loss on abandonment                                       0	       610,840            0
Legal and accounting                                    125            25          125
Property payments                                     2,400         2,400        2,400
Interest expense                                      5,357         1,610        9,410
Other administrative expense                            258         1,647        4,018
California Franchise tax                                  0            25           25

                                                         8,040        616,547       15,978

Net operating Loss                                     $62,908      $(600,349)    $(11,098)

Other
Investee Loss, Amador United Gold Mines                  16,738       (3,082)      (2,224)
Investee Gain, Pacific FarEast Minerals                (106,377)    (103,792)     (63,067)

                                                        (89,639)    (106,874)     (65,291)

Net Loss                                               $(26,731)   $(707,223)    $(76,389)

Primary gain/loss per share                             $(0.004)     $(0.108)     $(0.012)
Fully diluted gain/loss per share                       $(0.004)     $(0.108)     $(0.012)

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For the Years Ending December 31, 2005, 2004 and 2003 (Unaudited)

                                                       Year Ended   Year Ended    Year Ended
                                                         Dec. 31      Dec. 31       Dec. 31
                                                          2005         2004          2003

Cash flows from Operations and Other:                  $(26,731)    $(707,223)    $(76,389)
Adjustments to reconcile net loss to
net cash used in operations:
(Inc)Dec in loans receivables                      (12,772)        (4,711)      (4,611)
(Inc)Dec in property due to abandonment            (58,303)       610,840            0
Inc(Dec) in advances to PFEM                             0            (60)       6,113
Inc(Dec) in accounts payables                      (43,883)            93        8,864
Increase(Decrease) in income taxes payable	             (25)       (11,256)           0

Gross cash used in operations                          (141,714)      (112,317)     (66,023)

Cash flow from Financing:
Net cash provided in financing:                     52,116           5,480        6,997

Net cash provided by financing activities           52,116           5,480        6,997

Cash Flows from Other
Equity in Amador United Gold Mines                 (16,738)          3,082        2,224
Equity in Pacific FarEast Minerals                 106,377         103,792       63,068
Convert "Advances to PFEM" to "Equity in PFEM"           0               0       (6,274)
Net cash provided by Other                          89,639         106,784       59,017

Net increase (decrease) in cash                             41              37            (9)
Cash, beginning of period                                  143             106           115
Cash, end of period                                       $183            $143          $106


Supplemental disclosure of cash flow information:

Cash paid for state income tax:                             $0             $25           $25

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS EQUITY
For the Years Ending December 31, 2005, 2004 and 2003 (Unaudited)

                                Issued and Outstanding                   Paid-in
                               Shares              $ Amount              Capital

December 31, 2002              6,275,496          $6,641,029            $724,436

No shares were sold from Jan thru Dec 2003
Series A Preferred shares converted
   to common shares	             208,032
Paid-in capital representing options to acquire
   a cumulative maximum of
   924,918 common shares                             154,979             (154,979)
Net gain                                                   0                    0
As of December 31, 2003	        6,483,528          $6,796,008             $569,457

No shares were sold from Jan thru Dec 2004
Series A Preferred shares converted
   to common shares	 209,286
Paid-in capital representing options to acquire
   a cumulative maximum of
   464,823 common shares                            `157,198            (157,198)
Net gain                                                   0                   0
As of December 31, 2004	6,692,814	$6,953,206	$412,259

No shares were sold from Jan thru Dec 2005
Series A Preferred shares converted
   to common shares             208,028
Paid-in capital representing options to acquire
   a cumulative maximum of
   333,900 common shares                             154,978            (154,978)
Common shares issued on conversion
   of Long Term Debt             213,568              68,771
Net gain                                                   0                   0
As of December 31, 2005	        7,114,410          $7,176,955            $257,281

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

G. As of January 1, 2005 the Company made the following adjustments to the financial status of the company:

A. Accounts Payable in the amount of $43,883 due to Orrell Capital Management, Inc. (owned by Gregory M. Orrell, son of Frank M. Orrell, Chairman) was converted to a long-term note payable at 8% simple interest;

B. Liabilities in the amount of $58,304 which have been outstanding for over three years, and for which no demand for payment has been made during that time, were written off;

As of December 31, 2005, the Company made the following adjustments to the financial status of the company. The conversion price of the Company's stock was
 $0.322 per
share. The Board of Directors determined this price, to the extent reasonably possible, to be fair, equitable and just for the shareholders of the Company.

A. Long term loans due to the Frank P. Adams 1979 Trust, for the benefit of his surviving three children, in the amount of $10,381 were converted to 32,236 shares of common stock of the Company.

B. Long term loan due to Orrell Capital Management, Inc. in the amount of $46,932 was converted to 145,751 shares of common stock of the Company.

C. Long term loans due to officers and their families (Frank M. Orrell, Jacklyn
A. Orrell, as her separate property, and Byron S. James) in the total amount of $11,458 were converted to 35,581 shares of common stock of the Company

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

a) Big Canyon Mining and Cattle Corporation Property: The lease, with an option to purchase the surface and mineral rights on 584.07 acres, made effective
July 1, 1996 was
amended on
January 1, 2001. The lease had an expiration date of December 31, 2004. The Company chose not to renew the lease due to restricted mining opportunities in California and the length of time now required to obtain a mining permit in California. Therefore, the lease terminated
 December
31, 2004.

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

During 2005, no options were issued under either the 1995 Stock Option Plan or under the 1995
Director's. 20,000 options expired under the Director's 1995 Plan.

As of the date of this Form 10-KSB/A, these plans are summarized as follows:

A.	Incentive plans for employees, directors and consultants:

                                  Expiration       Exercise              Common Shares
             Plan                 Date             Price                 Under Option
          1995 Plan                Jun 2005          $2.00                100,000
          1995 Director's Plan     Jun 2005          $2.00                 20,000
                                                                Total     120,000

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

As of December 31, 2005: (a) a total of 60,820 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to
$0.75 per share of preferred stock, and (b) during 2005, 37,892 options were exercised for a total of 208,028 common shares of MLGM. Maximum number of common shares is 358,969 if the outstanding Series A Options are held until the tenth anniversary.

<captions>
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

<captions>
                                               Shares              Amount of
                           Exercise            Under               Expense or
                          Price/Share          Option              Debt Relief
Maximum, 5 year class	      $.0001              25,069                $47,748
Combined, Series A and Series B               384,038               $268,938

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



MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2005, 2004 and 2003

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES

                       Indebtedness of:                               Indebtedness to:
                       Balance at                         Balance     Balance at                        Balance
Name of Person/Entity  Beginning  Additions  Deductions   at End      Beginning  Additions  Deductions   at End

YEAR 2005
Unsolicited Investee Companies
Amador United Gold Mines  $205,028  $12,772             $217,800
Pacific FarEast Minerals, Inc.                                         $4,112       $3,460        $0    $7,572

Other Affiliates
Frank P. Adams Trust                                                     9,790         630    	10,420         0
Frank M. Orrell                                                          7,361         493     7,854         0
Jacklyn A. Orrell                                                        2,964         187     3,151         0
Byron S. James                                                               0         452       452         0
Balances, Dec 31,2005    $205,028  $12,772              $217,800	       $24,227      $5,222	   $21,877    $7,572


YEAR 2004
Unsolicited Investee Companies
Amador United Gold Mines  $200,317   $4,711             $205,028
Pacific FarEast Minerals, Inc.                                             $0       $4,112      $0      $4,112

Other Affiliates
Frank P. Adams Trust                                                     9,120         670        0      9,790
Frank M. Orrell                                                          6,851         509        0      7,361
Jacklyn A. Orrell                                                        2,777         188        0      2,964
Balances, Dec 31,2004    $200,317     $4,711            $205,028       $18,748      $5,479       $0    $24,227


YEAR 2003
Unsolicited Investee Companies
Amador United Gold Mines  $195,706  $4,611              $200,317

Other Affiliates
Frank P. Adams Trust                                                    $6,015      $3,105       $0     $9,120
Frank M. Orrell                                                          3,830	       3,021        0      6,851
Jacklyn A. Orrell                                                        	1,906         871	        0      2,777
Balances, Dec 31,2003    $195,706  $4,611	               $200,317	       $11,751      $6,997       $0    $18,748




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

Note: Exhibits 2, 3, 4, 9, 10, 13, 16, 18, 21, 22, 23, 24, 27 and 99
specified under
Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-KSB/A





EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB/A




For the Year Ending
December 31, 2005

Of


MOTHER LODE GOLD MINES CONSOLIDATED


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/05 	12/31/04 	12/31/03
For the period 2/8/74 thru 12/31/02 (A)	335
01/01/02 (A)			6,021,756		3
03/31/02 (B)		75,494	6,097,250		3
06/30/02 (B)		74,226	6,171,476		3
09/30/02	 (B)	52,009	6,223,485		3
12/31/02	 (B)	52,009	6,275,494		3						18,826,482
03/31/03 (B)		52,009	6,327,503		3	18,982,509
06/30/03 (B)		52,009	6,379,512	3	19,138,536
09/30/03	 (B)	52,008	6,431,250		3	19,294,560
12/31/03	 (B)	52,008	6,483,528		3	19,450,584
03/31/04	 (B)	52,008	6,535,536		3	19,606,608
06/30/04 (B)		53,276	6,588,512		3	19,766,436
09/30/04	 (B)	51,995	6,640,807		3	19,922,421
12/31/04	 (B)	52,007	6,692,814		3			20,078,442
03/31/05 (B)		52,007	6,744,821	3	20,234,463
06/30/05 (B)		52,007	6,796,828		3	20,390,484
09/30/05 (B)		52,007	6,848,835	3	20,546,505
12/31/05 (B,C,D)265,575	7,114,410		0
				81,249,894	78,746,049	76,242,087

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES	6,770,825	6,562,171	6,353,507

NET INCOME/(LOSS)	$(26,731)	$(707,223)	$(76,389)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.108)	$(0.012)


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



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/05 	12/31/04 	12/31/03
For the period 2/8/74 thru 12/31/02 (A)	335
01/01/02 (A)			6,021,756		3
03/31/02 (B)		75,494	6,097,250		3
06/30/02 (B)		74,226	6,171,476		3
09/30/02	 (B)	52,009	6,223,485		3
12/31/02	 (B)	52,009	6,275,494		3						18,826,482
03/31/03 (B)		52,009	6,327,503		3	18,982,509
06/30/03 (B)		52,009	6,379,512	3	19,138,536
09/30/03	 (B)	52,008	6,431,250		3	19,294,560
12/31/03	 (B)	52,008	6,483,528		3	19,450,584
03/31/04	 (B)	52,008	6,535,536		3	19,606,608
06/30/04 (B)		53,276	6,588,512		3	19,766,436
09/30/04	 (B)	51,995	6,640,807		3	19,922,421
12/31/04	 (B)	52,007	6,692,814		3			20,078,442
03/31/05 (B)		52,007	6,744,821	3	20,234,463
06/30/05 (B)		52,007	6,796,828		3	20,390,484
09/30/05 (B)		52,007	6,848,835	3	20,546,505
12/31/05 (B,C,D)265,575	7,114,410		0
				81,249,894	78,746,049	76,242,087

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES	6,770,825	6,562,171	6,353,507

NET INCOME/(LOSS)	$(26,731)	$(707,223)	$(76,389)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.108)	$(0.012)

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


	Sequential Page 26