Form 10QSB
period 2006-01-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-10-30
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: March 31, 2006

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

(925) 606-5939
Issuers telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ?

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ? No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes ? No ?

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of March 31, 2006	7,166,417

Transitional Small Business Disclosure Format (Check One): Yes ?  No X

	  Total Pages:   16
	Exhibit Index on Page: 11




PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2006 has been prepared by the Company without independent audit.



MOTHER LODE GOLD MINES CONSOLIDATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006


TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2006 and
December 31, 2005	3

Consolidated Statement of Operations for the 3-month
period ending March 31, 2006 and 2005	4

Consolidated Statement of Cash Flows for the 3-month
period ending March 31, 2006 and 2005	5

Consolidated Statements of Stockholders Equity	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
March 31, 2006 and December 31, 2005 (Unaudited)

	March 31	December 31
	2006	2005
	(Unaudited)	(Unaudited)
ASSETS
       Current Assets
	Checking	$   156	$   183

	Total Checking	   156	   183

	Other Current Assets
	Pre-paid State Taxes	     0	     25

	Total Other Current Assets	     0	    25

	Total Current Assets	    156	    208

	Other Assets
	Note Receivable, Amador United Gold Mines	220,888	217,800
	Investment, Amador United Gold Mines	(16,078)	(14,446)
	Investment, Pacific FarEast Minerals, Inc. 	220,529	249,688

	Total other assets	425,339	453,042

	TOTAL ASSETS	$425,495	$453,250

LIABILITIES & SHAREHOLDER'S EQUIT

	Current Liabilities
	Accounts payable	$       300	$    0

	Total Current Liabilities	        300	    0

	Other Current liabilities
	Loan from Pacific FarEast Minerals, Inc. 	7,704	7,572

	Total Other Current liabilities	     7,704	    7,572

Stockholder's equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, March 31,
	2006: 7,166,417
	2005: 6,744,821	7,215,699	7,176,955
Paid-in capital representing rights to acquire
a maximum of 489,921 shares (See Note 3)	218,536	257,280
Accumulated deficit	(7,016,744)	(6,988,557)

Net stockholders equity	    417,491	    445,678

	Total Liabilities and Shareholder's Equity	$   425,495	$   453,250

See accompanying notes




MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For Three Months Ending March 31, 2006 and March 31, 2005 (Unaudited)

	Three Months End
	Mar 31	Mar 31
	2006	2005
	(Unaudited)	(Unaudited)
Revenues:
Income from Asset write-off	$   0	$       58,303
Interest Income	3,088	3,086
Miscellaneous Income	     15	    0

		  3,103	  61,389

Expenses
Property payments	0	2,400
Lease Expense-Office	300	0
Interest expense	132	1,370
Other administrative expense	42	37
California Franchise tax	    25	     0

	Total Expenses	   499	   3,807

Net operating income/(loss)	  2,604	 57,582

Other Income/Expenses
Investment, Amador United Gold Mines 	(1,632)	16,974
Investment, Pacific FarEast Minerals	(29,159)	(22,801)
		(30,791)	(5,827)

Net income/(loss)	$(28,187)	$51,755

Primary gain/(loss) per share	$(0.004)	$0.008

Fully diluted gain/(loss) per share	$(0.004)	$0.008

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Three Months Ending March 31, 2006 and March 31, 2005(Unaudited)

		Three Months Ended
	Mar 31	Mar 31
	2006	2005
	(Unaudited)	(Unaudited)

Cash flows from Operations:	$(28,187)	$51,755
Adjustments to reconcile net loss to net cash
used in operating activities:
	(Inc) Dec in loans receivables	(3,088)	(3,111)
	(Inc) Dec in income caused by write-offs	0		(58,303)
	Inc (Dec) in accounts payables	300		(43,882)
	(Inc) Dec in income taxes payable	    25		    (25)

	Net cash provided(used) in operations	  (30,950)	(53,565)

Cash flow from Financing:
Change in notes payable	   132	47,653

Net cash provided(used)in financing	   132	47,653

Other
	Equity (gain)/loss in Amador United Gold Mines 	1,632	(16,974)
	Equity loss in Pacific FarEast Minerals, Inc. 	  29,159	22,801

Net cash provided by Other	30,791	5,827

	Net increase (decrease) in cash	$(27)	$(85)
	Cash, beginning of period	183	142

	Cash, end of period	$  156	$  57

A. Supplemental disclosures of cash flow information:
Interest	$0	$0
Income taxes:	$25	$25

See accompanying notes








<captions>
	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital(1)	Deficit		Equity

January 1, 2004	6,483,528	$6,796,008	$569,456	$(6,254,603)	1,110,862

Issuance of common stock upon exercise
of Series A stock options	209,286	157,198	(157,198)		0
Net gain/(loss)	        0	         0	       0	(707,223)	(707,223)

Balance at December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long term debt
	to common shares	213,568	68,771				68,771

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	52,007	38,744	(38,744)	0
Net gain/(loss)	        0	         0	       0	(28,187)	(28,187)

Balance at March 31, 2006	7,16614,417	$7,215,699	$218,536	$(7,016,744)	$417,491

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2004	464,823 shares
December 31, 2005	333,900 shares
March 31, 2006	281,893 shares



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

1.	 BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Operating results
for the three-month period ended March 31, 2006 are not necessarily indicative of the
results that may be expected for the year ending December 31, 2006.
 For further
information, refer to the consolidated financial statements and footnotes thereto
included in the Company's Form 10KSB for the year ended December 31, 2005.

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

As of December 31, 2005, the Company made the following adjustments to the financial status of the company. The conversion price of the Company's stock was $0.322 per
share, The per share price was determined by the board of directors of Mother Lode
Gold Mines in relation to (1) any potential conflicts of interest of the board members, (2) the existing market conditions for junior gold mining stocks, and (3) ensuring, to the extent reasonably possible, that the price is fair, equitable and just for the shareholders of the Company.

A. Long term loans due to the Frank P. Adams 1979 Trust, for the benefit of his surviving three children, in the amount of $10,381 were converted to 32,236 shares of common stock of the Company.

B. Long term loan due to Orrell Capital Management, Inc. in the amount of $46,932 was converted to 145,751 shares of common stock of the Company.

C. Long term loans due to officers and their families (Frank M. Orrell, Jacklyn
A. Orrell and Byron S. James) in the total amount of $11,458 were converted to 35,581 shares of common stock of the Company.

2.	FORMER MINING PROPERTIES

Effective December 31, 2004, the Company did not renew the Big Canyon lease and wrote-off the carried asset in the amount of $608,840. Mineral claims in the amount of $2,000 were also written-off as an asset. These two actions, as more fully disclosed in the December 2004 10-KSB/A, reduced the Company's assets by $610,840. As of the date of this report, the Company holds no mining properties directly. Amador
United Gold Mines, an investee company of MLGM, holds extensive mineral rights to the former Argonaut Mine in Jackson, California.

MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

3.	STOCK OPTION PLANS

	The Company currently has no active stock option plans. However, there were two active stock option plans, both of which expired June 19, 2005:(1) 1995 Stock Option
Plan and (2) Directors' Stock Option Plan. Each plan provided for
100,000 options.
Any options granted, but not exercised, terminate on the ten year anniversary date of the issuance of the option.

The Company options, granted prior to June 19, 2005, were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable, as appropriate. As of the date of this
Form 10-QSB, these two expired plans are summarized as follows:

A. Option plans for employees, directors and consultants of
Mother Lode Gold Mines
Consolidated:
	Plan
	Expiration	Exercise	Common Shares
	Plan	Date	Price	Under Option
	1995 Plan	June 19, 2005	$2.00	100,000
	Directors	June 19, 2005	$2.00	 20,000
	Total	120,000


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

Through March 31, 2006, a total of 51,347 options for Series A preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on	Exercise	Common Shares 	Amount of Expense
Conversion	Price/Share	Under Option   	or Debt Relief
Maximum, 10 years class:	$0.0001	281,893
		281,893	$182,445

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


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

3.	STOCK OPTION PLANS (continued)

Through March 31, 2006 a total of 4,775 options for preferred shares were issued for lease payments due to third parties.

Shares on	Exercise	Common Shares 	Amount of Expense
Conversion	Price/Share	Under Option   	or Debt Relief
Maximum, 10 year Class	$0.0001	25,069	$  47,748

Total amount of expense or debt relief (Series A and Series B)	$230,193
c. Changes in options outstanding, as of March 31, 2006 follow:

Compensatory Options, Maximum Shares of common stock:

	January 1, 2006
	Series B Preferred	25,069
	Series A Preferred, 10-year expiration class	333,900
	Total		358,969
	Net Changes, 2006
	Series B Preferred, 10 year expiration 	0
	Series A Preferred, 10-year expiration class	(52,007)
	Balance, March 31, 2006	306,962

4.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore, California, a one-story office building in a suburban office park. PFEM charges the Company $100 per month as its fair share of the monthly rent and related expenses.


(The balance of this page intentionally left blank)





Part I - Financial Information (continued)

Item 2.  Management's Discussion and Analysis or Plan of Operations.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a First Quarter 2006 loss of $28,187, compared with a gain of $51,755 for the first quarter 2005. Other than minor payment for the transfer of stock, the Company had no cash income. There was no income from this source in the First Quarter 2006.
Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

There was no activity by this corporation during the First Quarter 2006.

As of March 31, 2006, there were 7,166,147 shares of common stock issued and outstanding.

Cash payments for officers compensation were suspended effective
 October 1, 1988, and
remain in effect through March 31, 2006 and are in effect as of the date of this report. To date, 350,000 shares have been authorized, of which 51,347 shares remain active.

	Preparation of Financial Statements. The financial statements of March 31,
2006, and for the three-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the First Quarter 2006. The Company owns 48.20 % of the common stock (the only outstanding security) of AUGM. AUGM holds 266,000 shares of Sutter Creek
Gold and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

Pacific FarEast Minerals, Inc. ("PFEM"). During the First Quarter of 2006,
PFEM
developed plans to advance its exploration efforts in Weichang, Hebei Province, China, starting in mid-April of 2006.

As of March 31, 2006, there were 8,581,352 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company owns 24.18% of the common stock of Pacific FarEast Minerals, Inc. The Company's percentage ownership of Pacific FarEast Minerals, Inc. will not be affected by the issue of Mr. Anderson's 2,040,000 shares of Founder's common stock (See "Other").

Other Effective January 13, 2006, Orville E. Anderson (80) resigned as an officer and
Director of Mother Lode Gold Mines Consolidated. Concurrently, he l ikewise resigned his positions as an officer and director of Amador United Gold Mines and of Pacific
FarEast Minerals, Inc. Mr. Anderson's resignation from Pacific FarEast Minerals, Inc.
affects his holding of 2,040,000 shares of Founder's common stock in
 Pacific FarEast
Minerals, Inc. This issue has been given to corporate counsel for resolution.

Pending resolution of the issue, the Corporate Secretary of Pacific FarEast Minerals,
Inc. was instructed by Counsel to mark the corporate stock record book that the certificate representing Mr. Anderson's Founder's shares can not be transferred so long as the legal issue is unresolved.



Item 2.  Management's Discussion and Analysis or Plan of Operations (continued).

On February 2, 2006, Mr. Paul Yuan was elected to the board of directors for Mother
Lode Gold Mines Consolidated, Amador United Gold Mines and Pacific
 FarEast Minerals,
Inc.

On February 2, 2006, the board discussed the possibility of merging
AUGM into MLGM
and agreed to develop a proposal for such merger, including the timing and determination of a fair price.

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


(The balance of this page intentionally left blank)



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this
report to be signed on its behalf by the undersigned, thereunto duly authorized.
	MOTHER LODE GOLD MINES CONSOLIDATED

Date: October 30, 2006
	Frank M. Orrell
	Chairman, CEO

Date: October 30, 2006
	Byron S. James,
	Chief Financial Officer
CERTIFICATION OF PERIODIC REPORT

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

Date: October 30, 2006
	Frank M. Orrell
	Chairman, CEO
Date: October 30, 2006
	Byron S. James,
	Chief Financial Officer

(The balance of this page intentionally left blank)




I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0-QSB of Mother Lode Gold
Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
       4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures ( as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize
and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard
to significant deficiencies and material weaknesses.
       Date: October 30, 2006



	Chairman, CEO

I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0-QSB of Mother Lode Gold
Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, quarterly report;
       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: October 30, 2006


	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		3MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		3/31/06 	3/31/05 	12/31/05
For the period 2/8/74 thru 12/31/02 (A)	347
01/01/03 (A)			6,223,485		3
03/31/03 (B)		52,009	6,327,503		3
06/30/03 (B)		52,009	6,379,512	3
09/30/03	 (B)	52,008	6,431,250		3
12/31/03	 (B)	52,008	6,483,528		3
03/31/04	 (B)	52,008	6,535,536		3
06/30/04 (B)		53,276	6,588,512		3
09/30/04	 (B)	51,995	6,640,807		3
12/31/04	 (B)	52,007	6,692,814		3					20,078,442	20,078,442
03/31/05 (B)		52,007	6,744,821	3				20,234,463
06/30/05 (B)		52,007	6,796,828		3			20,390,484
09/30/05 (B)		52,007	6,848,835	3				20,546,505
12/31/05 (B)		265,575	7,114,410		3			21,343,230
03/31/06 (B,C,D)	52,007	7,166,417		0
				21,343,230	20,078,442	81,249,894

MONTHS					3	3	12

WEIGHTED AVERAGE SHARES	7,114,410	6,692,814	6,770,825

NET INCOME/(LOSS)	$(28,187)	$51,755	$(26,731)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$0.008	$(0.004)


Notes: (A) Actions taken prior to December 31, 2002
     (1) Share amounts have been restated for the following:
     5:1 stock split - 1977;
     15:1 stock split - 1978;
     10% stock dividend - 1984.
(2) Includes February 1992 cancellation of shares held by Northern Mines, Inc., an
82% owned subsidiary of Mother Lode Gold Mines Consolidated.
     (3) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
     (4) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.

(B) Conversion of Series A preferred shares previously issued.

(C) Includes 213,568 shares issued for cancellation of debt.

(D) Series A shares which could have been converted are not included as they would be anti-dilutive.



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE		3MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		3/31/06 	3/31/05 	12/31/05
For the period 2/8/74 thru 12/31/02 (A)	347
01/01/03 (A)			6,223,485		3
03/31/03 (B)		52,009	6,327,503		3
06/30/03 (B)		52,009	6,379,512	3
09/30/03	 (B)	52,008	6,431,250		3
12/31/03	 (B)	52,008	6,483,528		3
03/31/04	 (B)	52,008	6,535,536		3
06/30/04 (B)		53,276	6,588,512		3
09/30/04	 (B)	51,995	6,640,807		3
12/31/04	 (B)	52,007	6,692,814		3					20,078,442	20,078,442
03/31/05 (B)		52,007	6,744,821	3				20,234,463
06/30/05 (B)		52,007	6,796,828		3			20,390,484
09/30/05 (B)		52,007	6,848,835	3				20,546,505
12/31/05 (B)		265,575	7,114,410		3			21,343,230
03/31/06 (B,C,D)	52,007	7,166,417		0
				21,343,230	20,078,442	81,249,894

MONTHS					3	3	12

WEIGHTED AVERAGE SHARES	7,114,410	6,692,814	6,770,825

NET INCOME/(LOSS)	$(28,187)	$51,755	$(26,731)

EARNINGS/(LOSS) PER SHARE, PRIMARY	$(0.004)	$0.008	$(0.004)


Notes: (A) Actions taken prior to December 31, 2002
     (1) Share amounts have been restated for the following:
     5:1 stock split - 1977;
     15:1 stock split - 1978;
     10% stock dividend - 1984.
(2) Includes February 1992 cancellation of shares held b y Northern Mines, Inc., an
82% owned subsidiary of Mother Lode Gold Mines Consolidated.
     (3) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
     (4) Includes 416,486 shares issued by MLGM to shareholders of Northern
     Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.

(B) Conversion of Series A preferred shares previously issued.

(C) Includes 213,568 shares issued for cancellation of debt.

(D) Series A shares which could have been converted are not included as they would be anti-dilutive.


				Sequential Page Number 16