Form 10QSB
period 2006-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-11-13
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: June 30, 2006

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.
	For the Transition Period from _________to ___________.

	Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of Company as specified in its charter)

	CALIFORNIA	94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1312 CONCANNON BOULEVARD, LIVERMORE, CA 94550-6004
(Address of principal executive offices)

(925) 606-5939
Issuers telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ? No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes ? No ?

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of June 30, 2006	7,218,424

Transitional Small Business Disclosure Format (Check One): Yes ?  No X

	  Total Pages:   19
	Exhibit Index on Page: 13




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2006. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006


TABLE OF CONTENTS

Balance Sheets as of June 30, 2006 and December 31, 2005	3

Statement of Operations for the 6-month periods ending
June 30, 2006 and 2005.	4

Statement of Cash Flows for the 6-month period ending
June 30, 2006 and 2005	5

Statements of Stockholders Equity from December 31, 2003
to June 30, 2006	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
June 30, 2006 and December 31, 2005 (Unaudited)
ASSETS
	June	December 31
	2006	2005
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$   29	$   183

Total Current Assets	   29	   183

Other Current Assets
	Pre-paid State Taxes	    0	    25

Total Other Current Assets	    0	    25

TOTAL Current Assets	   29	   208
Other Assets
	Loan Receivable, Amador United Gold Mines	224,325	217,800
	Investment, Amador United Gold Mines	(17,734)	(14,446)
	Investment, Pacific FarEast Minerals, Inc. 	177,337	249,688

Total other assets	383,928	453,042

	Total Assets	$383,957	$453,250

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$600	$    0

	Total current liabilities	600	0

Other Current Liabilities
	Note payable, Pacific FarEast Minerals, Inc. 	  7,838	7,572

	Total Other Current Liabilities	7,838	7,572

Stockholders equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, June 30,
	2006: 7,218,424
	2005: 6,796,828	7,254,444	7,176,955
Paid-in capital representing rights to
acquire a maximum of 229,886 shares
(See Note 3)	179,792	257,280
Deficit accumulated	(7,058,717)	(6,988,557)
Net Stockholders equity	375,519	445,678

	Total Liabilities and Shareholders Equity	$383,957	$453,250

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending June 30, 2006 and 2005
(Unaudited)

<caption>	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)
Pre-operating revenues:
Income from asset write-off	0	0	0	58,303
	Interest Income	3,436	3,156	6,254	6,241
Miscellaneous income	    40	     20	    55	    20

		 3,476	  3,176	 6,579	 64,564

Pre-operating Expenses
	Legal and accounting	125	125	125	125
	Property payments	0	0	0	2,400
	Interest expense	135	1,290	266	2,660
	Other administrative expense	342	39	684	74
	California Franchise tax	    0	     0	    25	    0

		   602	1,454	1,100	5,259

Net Operating Income (Loss)	 2,874	 1,722	5,479	59,305

Investment Income
Amador United Gold Mines (Loss)	(1,656)	(72)	(3,288)	16,902
Pacific FarEast Minerals (Loss)	(43,192)	(31,260)	(72,351)	(54,061)

		(44,848)	(31,332)	(75,639)	(37,159)

Net Income (Loss)	$(41,974)	$(29,610)	$(70,160)	$22,146

Primary gain/(loss) per share	$(0.006)	$(0.004)	$(0.010)	$0.003

Fully diluted gain/(loss) per share	$(0.006)	$(0.004)	$(0.010)	$0.003



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending June 30, 2006 and 2005
(Unaudited)
		Six Months Ended
	Jun 30	Jun 30
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(70,160)	$22,146
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(6,524)	(6,296)
	(Inc) Dec in income caused by write-offs	0	(58,303)
	Inc (Dec) in accounts payables	600	(43,883)
	Inc (Dec) in income taxes payable	    25	    (25)

Net cash provided (used) in operations	(76,059)	(86,361)

Cash flow from Financing:
Changes in notes payable	   266	49,068

Net cash provided (used) financing	   266	49,068

Investment Income
	Amador United Gold Mines	  3,288	(16,902)
	Pacific FarEast Minerals, Inc. 	72,351	54,061

Net Cash provided by Investment	75,639	37,159

	Net increase (decrease) in cash	$(154)	$(134)
	Cash, beginning of period	  183	 142
	Cash, end of period	$  29	$  8

A. Supplemental disclosures of cash flow information	$  25	$ 25

See accompanying notes








	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

December 31, 2003	6,483,528	$6,796,008	$569,456	$(6,254,603)	1,110,862

Issuance of common stock upon exercise
of Series A stock options	209,286	157,198	(157,198)		0
Net gain/(loss)	        0	         0	       0	(707,223)	(707,223)

Balance at December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long term debt
	to common shares	213,568	68,771				68,771

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	104,014	77,489	(77,489)	0
Net gain/(loss)	        0	         0	       0	(70,160)	(70,160)

Balance at June 30, 2006	7,218,424	$7,254,444	$179,792	$(7,058,717)	$375,519

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2004	464,823 shares
December 31, 2005	333,900 shares
June 30, 2006	229,886 shares


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2005.

2.	FORMER MINING PROPERTIES

During 2004, the Company relinquished its mineral claims in El Dorado County ($2,000) and did not renew the Big Canyon lease ($608,840). As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to the former Argonaut Mine in Jackson, California.

3.	STOCK OPTION PLANS

	The Company currently has no active stock option plans as of June 30, 2006. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expire April 21, 2007. Under the directors 1995 Plan, 20,000 options expired August 3, 2005 and 20,000 options expire December 12, 2006. As of the expiration date of each Plan, the options still outstanding are summarized as follows:

A. Option plans:
		Expiration	Exercise	Common Shares
	Plan	Date	Price	Under Option

Mother Lode Gold Mines Consolidated, unissued shares of common stock:

	1995 Plan	Jun 19, 2005	$2.00		100,000
	Director's	Jun 19, 2005	$2.00		 20,000
	Total		120,000


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
3.	Stock Option Plans - continued

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

Through June 30, 2006, a total of 41,874 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 10 years class:	.0001	229,886	$104,956

b. All options of Series B preferred stock expired June 30, 2006. These options were callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years. These options totaled 4,775, and were issued for lease payments due to third parties.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 5 year Class	.0001	0	$      0

Total amount of expense relief (Series A and Series B)	$104,956

c. A changes in options outstanding, as of June 30, 2006 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2006
   Series B Preferred	25,069
   Series A Preferred, 10-year expiration class	333,900
	Total	358,969
   Net Changes, 2006
   Series B Preferred, 10 year expiration class	(25,069)
   Series A Preferred, 10-year expiration class	(104,014)
   Balance, June 30, 2006	229,886



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

4.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore, California, a one-story office building in a suburban office park. PFEM charges the Company $100 per month as its fair share of the monthly rent and related expenses.

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the second quarter of 2006 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 24.18% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

The activity of the Company for the balance of 2006 will be to continue its assistance to PFEM and to bring the Company into compliance with the Sarbanes-Oxley regulations.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the second quarter 2006 was $55. The company's minimal expenses to maintain operations of the Company are paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Second Quarter 2006 loss of $70,160, compared with a gain of $22,146 for the second quarter 2005. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between June 30, 1988 and June 30, 1998. To date, 350,000 shares have been authorized, of which 41,874 options remain active.

As of June 30, 2006, there were 7,218,424 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of June 30, 2006, and for the six-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Second Quarter 2006. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 266,000 shares of Sutter Creek Gold and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

On April 21, 2006, the Board of Directors for AUGM appointed a Merger Committee to determine the necessary steps required to effect a possible merger of Mother Lode Gold Mines Consolidated and Amador United Gold Mines.

	B. - Pacific FarEast Minerals, Inc. (PFEM). During the second quarter of 2006, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, The Peoples Republic of China

As of June 30, 2006, there were 8,581,352 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 24.18% of the common stock of Pacific FarEast Minerals, Inc. The Company's percentage ownership of Pacific FarEast Minerals, Inc. may be affected by the pending legal action relative to the issue of Mr. Anderson's 2,040,000 restricted Founder's shares of common stock (See "Other").

On April 21, 2006, the PFEM Board of Directors approved the following actions:

1. The following board committee, membership and responsibilities, were approved :


Executive and Compensation Committee
Frank M. Orrell, Chairman
Peter S. Adams

Responsibility:
- Oversight of the Board of Directors, including but not limited to compensation of Directors and Officers, and Board membership recommendations.
- Oversight of legal and regulatory compliance

Audit Committee
Kevin J. Keen, CPA, Chairman
Peter S. Adams

Responsibility:
- Hiring an SEC-approved auditor and managing the internal and external audit processes.
- Oversight of the integrity of the company's financial statements, accounting practices, and financial governance and compliance.

Merger Committee
Frank M. Orrell, Chairman
Peter S. Adams
Byron S. James

Responsibility:
- Execute on all aspects of the possible merger of Mother Lode Gold Mines Consolidated and Pacific FarEast Minerals, Inc., including working with outside advisors and attorneys.

The Executive and Compensation Committee, and the Audit Committee, are expected to exist on an on-going basis. The Merger Committee exists for the purpose of executing a possible merger over the next 12 months, and then dissolves.

The Company owns 24.18% of the common stock (the only outstanding security) of PFEM. This percentage ownership by MLGM will not be subject to change, if at all, until such time as the pending legal action relative to Mr. Anderson's restricted Founders stock is resolved (see "Other").

Other Effective January 13, 2006, Orville E. Anderson (80) resigned as an officer and Director of Mother Lode Gold Mines Consolidated. Concurrently, he likewise resigned his positions as an officer and director of Amador United Gold Mines and of Pacific FarEast Minerals, Inc. The Company, as a Founder of PFEM, believes that Mr. Anderson has forfeited his Founder's shares obtained under the Founder's Agreement, dated July 18. 1998, by his resignation, as he no longer intends to carry out the function of principal mining manager and senior officer (COO) of PFEM. Mr. Anderson was given the right to 2,040,000 restricted Founder's shares under the 1998 agreement. This matter has been addressed with PFEM's corporate counsel, DeMartini & Walker for resolution and is unresolved as of the date of this Form 10-QSB report.

Pending resolution of the issue, the Corporate Secretary of Pacific FarEast Minerals, Inc. was instructed by Counsel to mark the corporate stock record book that the certificate representing Mr. Anderson's Founder's shares can not be transferred so long as the legal issue is unresolved by settlement or legal action. Mr. Anderson has objected to this action by the Company.

Item 3. Disclosure Controls and Procedures

(a) The principal executive and financials officers of the Company are of the opinion that all required disclosures have been properly made

(b) The have been no changes in the internal controls for financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:	Not Applicable.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:

On April 21, 2006, the Board of Directors of the Company approved the following actions:

1. The following board committee, membership and responsibilities, were approved :

Executive and Compensation Committee
Frank M. Orrell, Chairman
Peter S. Adams

Responsibility:
- Oversight of the Board of Directors, including but not limited to compensation of Directors and Officers, and Board membership recommendations.
- Oversight of legal and regulatory compliance

Audit Committee
Kevin J. Keen, CPA, Chairman
Peter S. Adams

Responsibility:
- Hiring an SEC-approved auditor and managing the internal and external audit processes.
- Oversight of the integrity of the company's financial statements, accounting practices, and financial governance and compliance.

Merger Committee
Frank M. Orrell, Chairman
Peter S. Adams
Byron S. James



Responsibility:
- Execute on all aspects of the possible mergers of Mother Lode Gold Mines Consolidated with Pacific FarEast Minerals, Inc. and Amador United Gold Mines , including working with outside advisors and attorneys.

The Executive and Compensation Committee, and the Audit Committee, are expected to exist on an on-going basis. The Merger Committee exists for the purpose of executing the possible mergers over the next 12 months, and then dissolves.

2. A deferred compensation stock option plan is to be developed for board action and subsequent action by the shareholders.

Item 6. Exhibits

Exhibit 11, Statement re Computation of Per Share Earnings 	Page 17

Note: Exhibits 2,3,4,10,15,18, 19, 22,23,24,31, 32, 99 and 100, as specified under Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-QSB.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: November 9, 2006		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: November 9, 2006		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer

(The balance of this page is intentionally left blank)


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.


Date: November 9, 2006			o/s Frank M. Orrell
		Frank M. Orrell
		Chairman, CEO


Date: November 9, 2006			o/s Byron S. James
		Byron S. James,
	Chief Financial Officer

(The balance of this page is intentionally left blank)




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



Date: November 9, 2006		o/s Frank M. Orrell
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



Date: November 9, 2006		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/06 	6/30/05	6/30/06 	6/30/05	12/31/05
For the period 2/8/74 thru 12/31/02 (A)
01/01/03 (B)		6,275,494	3
03/31/03 (B)	52,009	6,327,503	3
06/30/03 (B)	52,009	6,379,512	3
09/30/03	 (B)	52,008	6,431,520	3
12/31/03	 (B)	52,008	6,483,528	3
03/31/04	 (B)	52,008	6,535,536	3
06/30/04 (B)	53,276	6,588,812	3
09/30/04	 (B)	51,995	6,640,807	3
12/31/04	 (B)	52,007	6,692,814	3				20,078,442	20,778,442
03/31/05 (B)	52,007	6,744,821	3		20,343,230		20,343,230	20,343,230
06/30/05 (B)	52,007	6,796,828	3					20,390,484
09/30/05 (B)	52,007	6,848,835	3					20,546,505
12/31/05 (B)	52,007	7,114,410	3			21,343,230
03/31/06 (BC)	265,575	7,166,417	3	21,499,251		21,449,251
06/30/06 (BD)	52,007	7,218,424	0

					21,499,251	20,234,463	42,842,481	40,312,905	81,249,894

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,166,417	6,744,821	7,140,414	6,718,818	6,770,825

NET INCOME/LOSS)				$(41,974)	$(29,610)	$(70,160)	$22,146	$(26,731)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.006)	$(0.004)	$(0.010)	$0.003	$(0.004)

Refer to Notes on Sequential Page 18

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/06 	6/30/05	6/30/06 	6/30/05	12/31/05
For the period 2/8/74 thru 12/31/02 (A)
01/01/03 (B)		6,275,494	3
03/31/03 (B)	52,009	6,327,503	3
06/30/03 (B)	52,009	6,379,512	3
09/30/03	 (B)	52,008	6,431,520	3
12/31/03	 (B)	52,008	6,483,528	3
03/31/04	 (B)	52,008	6,535,536	3
06/30/04 (B)	53,276	6,588,812	3
09/30/04	 (B)	51,995	6,640,807	3
12/31/04	 (B)	52,007	6,692,814	3				20,078,442	20,778,442
03/31/05 (B)	52,007	6,744,821	3		20,343,230		20,343,230	20,343,230
06/30/05 (B)	52,007	6,796,828	3					20,390,484
09/30/05 (B)	52,007	6,848,835	3					20,546,505
12/31/05 (B)	52,007	7,114,410	3			21,343,230
03/31/06 (BC)	265,575	7,166,417	3	21,499,251		21,449,251
06/30/06 (B)	52,007	7,218,424	0

					21,499,251	20,234,463	42,842,481	40,312,905	81,249,894

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,166,417	6,744,821	7,140,414	6,718,818	6,770,825

NET INCOME/LOSS)				$(41,974)	$(29,610)	$(70,160)	$22,146	$(26,731)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.006)	$(0.004)	$(0.010)	$0.003	$(0.004)

Refer to Notes on Sequential Page 18

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
NOTES TO FULLY DILUTED AND PRIMARY TABLES


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

(B) Conversion to common stock of Series A preferred shares previously issued.

(C) Includes 213,568 shares of common stock issued for cancellation of debt.

(D) The 229,886 shares of common stock which could have been issued on conversion of Series A preferred shares are not included as they would be anti-dilutive.

(The balance of this page is intentionally left blank)

		Sequential Page Number 19