Form 10QSB
period 2006-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2006-11-27
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: September 30, 2006

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

(925) 606-5939
Issuers telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of September 30, 2006	7,270,431

Transitional Small Business Disclosure Format (Check One): Yes __  No X

	  Total Pages:   19
	Exhibit Index on Page: 13




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2006. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006


TABLE OF CONTENTS

Balance Sheets as of September 30, 2006 and December 31, 2005	3

Statement of Operations for the 6-month periods ending
September 30, 2006 and 2005.	4

Statement of Cash Flows for the 6-month period ending
September 30, 2006 and 2005	5

Statements of Stockholders Equity from December 31, 2003
to September 30, 2006	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
September 30, 2006 and December 31, 2005 (Unaudited)

ASSETS
	September	December 31
	2006	2005
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$   42	$   183

Total Current Assets	   42	   183

Other Current Assets
	Pre-paid State Taxes	    0	    25

Total Other Current Assets	    0	    25

TOTAL Current Assets	  42	   208

Other Assets
	Loan Receivable, Amador United Gold Mines	227,516	217,800
	Investment, Amador United Gold Mines	(19,408)	(14,446)
	Investment, Pacific FarEast Minerals, Inc. 	149,358	249,688

Total other assets	357,466	453,042

	Total Assets	$357,508	$453,250

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$900	$    0

	Total current liabilities	900	0

Other Current Liabilities
	Note payable, Pacific FarEast Minerals, Inc. 	  7,974	7,572

	Total Other Current Liabilities	7,974	7,572

Stockholders equity
	Common stock, without par value,
	Authorized, 7,500,000 shares:
	Issued and outstanding, September 30,
	2006: 7,270,431
	2005: 6,796,828	7,293,188	7,176,955
Paid-in capital representing rights to
acquire a maximum of 229,886 shares
(See Note 3)	141,047	257,280
Deficit accumulated	(7,085,601)	(6,988,557)
Net Stockholders equity	348,634	445,678

	Total Liabilities and Shareholders Equity	$357,508	$453,250

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending September 30, 2006 and 2005
(Unaudited)

	Three Months Ended	Six Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)
Pre-operating revenues:
Income from asset write-off	0	0	0	58,303
	Interest Income	3,192	3,192	9,716	9,433
Miscellaneous income	    80	     00	   135	    20

		 3,272	  3,192	 9,851	 67,756

Pre-operating Expenses
	Legal and accounting	  0	0	125	125
	Property payments	0	0	0	2,400
	Interest expense	136	1,346	402	4,006
	Other administrative expense	342	42	1,026	116
	California Franchise tax	   25	     0	    50	    0

		   503	1,388	1,603	6,647

Net Operating Income (Loss)	 2,769	 1,804	8,248	61,109

Investment Income
Amador United Gold Mines (Loss)	(1,675)	(87)	(4,963)	16,815
Pacific FarEast Minerals (Loss)	(27,979)	(23,973)	(100,330)	(78,034)

		(29,654)	(24,060)	(105,293)	(61,219)

Net Income (Loss)	$(26,885)	$(22,256)	$(97,045)	$(110)

Primary gain/(loss) per share	$(0.004)	$(0.003)	$(0.014)	$(0.000)

Fully diluted gain/(loss) per share	$(0.004)	$(0.003)	$(0.014)	$(0.000)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending September 30, 2006 and 2005
(Unaudited)

		Nine Months Ended
	Sep 30	Sep 30
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(97,045)	$(110)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(9,716)	(9,488)
	(Inc) Dec in income caused by write-offs	0	(58,303)
	Inc (Dec) in accounts payables	900	(43,883)
	Inc (Dec) in income taxes payable	    25	    (25)

Net cash provided (used) in operations	(105,836)	(111,809)

Cash flow from Financing:
Changes in notes payable	   402	50,464

Net cash provided (used) financing	   402	50,464

Investment Income
	Amador United Gold Mines	  4,963	(16,815)
	Pacific FarEast Minerals, Inc. 	100,303	78,035

Net Cash provided by Investment	105,293	61,220

	Net increase (decrease) in cash	$(141)	$(125)
	Cash, beginning of period	  183	 142
	Cash, end of period	$  42	$  17

A. Supplemental disclosures of cash flow information	$  50	$  25

See accompanying notes








	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital<F1>	Deficit		Equity

December 31, 2003	6,483,528	$6,796,008	$569,456	$(6,254,603)	1,110,862

Issuance of common stock upon exercise
of Series A stock options	209,286	157,198	(157,198)		0
Net gain/(loss)	        0	         0	       0	(707,223)	(707,223)

Balance at December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long term debt
	to common shares	213,568	68,771				68,771

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	156,021	116,233	(116,233)	0
Net gain/(loss)	        0	         0	       0	(97,045)	(97,045)

Balance at September 30, 2006	7,270,431	$7,293,188	$141,047	$(7,085,602)	$348,634

<F1>
(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December  31, 2004	464,823 shares
December  31, 2005	333,900 shares
September 30, 2006	177,879 shares


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2005.

2.	FORMER MINING PROPERTIES

During 2004, the Company relinquished its mineral claims in El Dorado County ($2,000) and did not renew the Big Canyon lease ($608,840). As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to the former Argonaut Mine in Jackson, California.

3.	STOCK OPTION PLANS

	As of September 30, 2006 the Company had no active stock option plans, and none have been authorized since that date. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired September 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expire April 21, 2007. Under the Directors 1995 Plan, 20,000 options expired August 3, 2005 and 20,000 options expire December 12, 2006. As of the expiration date of each Plan, the options still outstanding are summarized as follows:

A. Option plans:
	Plan
		Expiration	Exercise	Common Shares
	Plan	Date	Price	Under Option

Mother Lode Gold Mines Consolidated, unissued shares of common stock:

	1995 Plan	Jun 19, 2005	$2.00		100,000
	Director's	Jun 19, 2005	$2.00		 20,000
	Total		120,000


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Through September 30, 2006, a total of 41,874 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 10 years class:	.0001	177,879	$104,956

b. All options of Series B preferred stock expired September 30, 2006. These options were callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years. These options totaled 4,775, and were issued for lease payments due to third parties.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 5 year Class	.0001	0	$      0

Total amount of expense relief (Series A and Series B)	$104,956

c. A changes in options outstanding, as of September 30, 2006 follows:

Compensatory Options, Maximum Shares of common stock:

   January 1, 2006
   Series B Preferred	25,069
   Series A Preferred, 10-year expiration class	333,900
	Total	358,969
   Net Changes, 2006
   Series B Preferred, 10 year expiration class	(25,069)
   Series A Preferred, 10-year expiration class	(156,021)
   Balance, September 30, 2006	177,879



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

4.	OFFICE LEASE

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the third quarter of 2006 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 24.18% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

The activity of the Company for the balance of 2006 will be to continue its assistance to PFEM and to bring the Company into compliance with Sarbanes-Oxley regulations.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the third quarter 2006 was $135. The company's minimal expenses to maintain operations of the Company are paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Third Quarter 2006 loss of $97,045, compared with a loss of $110 for the Third Quarter 2005. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between September 30, 1988 and September 30, 1998. To date, 350,000 shares have been authorized, of which 32,041 options remain active.

As of September 30, 2006, there were 7,270,431 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of September 30, 2006, and for the nine-month period then ended, were prepared by the Company and have not been audited or reviewed by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Third Quarter 2006. AUGM holds 266,000 shares of Sutter Creek Gold and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

On April 21, 2006, the Board of Directors for AUGM appointed a Merger Committee to determine the necessary steps required to effect a possible merger of Mother Lode Gold Mines Consolidated and Amador United Gold Mines.

As of September 30, 2006, there were 7,169,925 total issued and outstanding common shares (the only outstanding security) of Amador United Gold Mines The Company owns 48.20% of the common stock of AUGM.

	B. - Pacific FarEast Minerals, Inc. (PFEM). During the Third Quarter of 2006, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, China

As of September 30, 2006, there were 8,581,352 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 24.18% of the common stock of Pacific FarEast Minerals, Inc. The Company's percentage ownership of Pacific FarEast Minerals, Inc. may be affected by possible legal action relative to the issue of Mr. Anderson's 2,040,000 restricted Founder's shares of common stock (See "Other").

Other Effective January 13, 2006, Orville E. Anderson (80) resigned as an officer and Director of Mother Lode Gold Mines Consolidated. Concurrently, he likewise resigned his positions as an officer and director of Amador United Gold Mines and of Pacific FarEast Minerals, Inc. The Company, as a Founder of PFEM, believes Mr. Anderson has breeched the Founder's Agreement and therefore has forfeited his Founder's shares obtained under the Founder's Agreement, dated July 18. 1998. In his letter of resignation, Mr. Anderson stated he no longer intends to carry out the function of principal mining manager and senior officer (COO) of PFEM, but would be willing to remain in a consulting capacity. Mr. Anderson was given the right to 2,040,000 restricted Founder's shares under the 1998 Agreement. This matter has been addressed with PFEM's corporate counsel, DeMartini & Walker for resolution and is unresolved as of the date of this Form 10-QSB report.

PFEM has reinstated the Founder's shares of Mr. Anderson, following his objection, to the PFEM shareholder's list, but has restricted the transfer of same pending a settlement of the legal issues surrounding his departure. Mr. Anderson's percentage of ownership in PFEM stands at 23.77%

Pending resolution of the issue, the Corporate Secretary of Pacific FarEast Minerals, Inc. was instructed by Counsel to mark the corporate stock record book that the certificate representing Mr. Anderson's Founder's shares can not be transferred so long as the legal issue is unresolved by settlement or legal action. Mr. Anderson has objected to this action by the Company.

As a Founder of Pacific FarEast Minerals, Inc., the Company may become a party to any settlement or legal action taken by Pacific FarEast Minerals, Inc.

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

Item 5. Other Information:

1. On September 8, 2006, the Company filed a Form-8K that included two items relating to its investee company, Pacific FarEast Minerals, Inc.:

A. Corporate Update, Pathway to Cash Flow. This document presented an overview of the Weichang Project as of September 8,2006 and a synopsis of the proposed activities during the following 18 months.

B. Audit report of the Chengde Great Wall Minerals Company, Ltd. for the 12 month fiscal period ending December 31, 2005. The Chengde Great Wall Minerals Company, Ltd. is a 100% owned subsidiary of Pacific FarEast Minerals, Inc. and operates exclusively in the People's Republic of China. The audit was performed by the Chengde Zhengyuan Accountants Office Co. Ltd.

2. The Company has previously announced its intention to effect a merger with Pacific FarEast Minerals, Inc. and includes the following information relative to that intended merger:

There is no active public market for the Company's Common Stock and prospective investors may not be able to resell their shares once purchased, if at all.

       Although the Company's Common Stock is currently quoted for trading on the
OTC Bulletin Board, there currently is no active public market for the Common Stock. An active public market for the Common Stock may not develop or be sustained after the intended merger with Pacific FarEast Minerals, Inc.

       As a result of the intended Merger, PFEM would become a wholly-owned subsidiary of the Company, which is a publicly-traded company and, accordingly, subject to the information and reporting requirements of United States securities laws. These securities laws require, among other things, review, audit, and public reporting of the Company's financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if PFEM remained privately held and did not enter into the Merger. We will incur substantial expenses in connection with the preparation of the merger document. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

The Common Stock may be considered "a penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the Common Stock is likely to be less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Company's Common Stock and may affect the ability of investors to sell their shares. In addition, since the Common Stock is currently traded from time to time on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock and a lack of market makers to support the stock price.

The Company's principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

       After this intended merger, our officers, directors, principal stockholders, and their affiliates will control a significant percentage of the outstanding Common Stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on the Company's stock.

       The Company has never declared or paid any cash dividends or distributions on our capital stock. The Company currently intends to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.


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

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: November 24, 2006		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: November 24, 2006		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer

(The balance of this page is intentionally left blank)




CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.


Date: November 24, 2006			o/s Frank M. Orrell
		Frank M. Orrell
		Chairman, CEO


Date: November 24, 2006			o/s Byron S. James
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



Date: November 24, 2006		o/s Frank M. Orrell
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



Date: November 24, 2006		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/06 	9/30/05	9/30/06 	9/30/05	12/31/05
For the period 2/8/74 thru 12/31/02 (A)
01/01/03 (B)		6,275,494	3
03/31/03 (B)	52,009	6,327,503	3
06/30/03 (B)	52,009	6,379,512	3
09/30/03	 (B)	52,008	6,431,520	3
12/31/03	 (B)	52,008	6,483,528	3
03/31/04	 (B)	52,008	6,535,536	3
06/30/04 (B)	53,276	6,588,812	3
09/30/04	 (B)	51,995	6,640,807	3
12/31/04	 (B)	52,007	6,692,814	3				20,078,442	20,778,442
03/31/05 (B)	52,007	6,744,821	3				20,343,230	20,343,230
06/30/05 (B)	52,007	6,796,828	3		20,390,484		20,390,484	20,390,484
09/30/05 (B)	52,007	6,848,835	3					20,546,505
12/31/05 (B)	52,007	7,114,410	3			21,343,230
03/31/06 (BC)	265,575	7,166,417	3			21,449,251
06/30/06 (B)	52,007	7,218,424	3	21,655,272					21,655,272
09/30/06 (BD)	52,007	7,270,431	3

					21,655,272	20,390,484	64,497,753	60,703,389	81,249,894

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES			7,218,424	6,796,828	7,166,417	6,744,821	6,770,825

NET INCOME/LOSS)				$(26,885)	$(22,256)	$(97,045)	$(110)	$(26,731)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.003)	$(0.014)	$(0.000)	$(0.004)

Refer to Notes on Sequential Page 19

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/06 	9/30/05	9/30/06 	9/30/05	12/31/05
For the period 2/8/74 thru 12/31/02 (A)
01/01/03 (B)		6,275,494	3
03/31/03 (B)	52,009	6,327,503	3
06/30/03 (B)	52,009	6,379,512	3
09/30/03	 (B)	52,008	6,431,520	3
12/31/03	 (B)	52,008	6,483,528	3
03/31/04	 (B)	52,008	6,535,536	3
06/30/04 (B)	53,276	6,588,812	3
09/30/04	 (B)	51,995	6,640,807	3
12/31/04	 (B)	52,007	6,692,814	3				20,078,442	20,778,442
03/31/05 (B)	52,007	6,744,821	3				20,343,230	20,343,230
06/30/05 (B)	52,007	6,796,828	3		20,390,484		20,390,484	20,390,484
09/30/05 (B)	52,007	6,848,835	3					20,546,505
12/31/05 (B)	52,007	7,114,410	3			21,343,230
03/31/06 (BC)	265,575	7,166,417	3			21,449,251
06/30/06 (B)	52,007	7,218,424	3	21,655,272					21,655,272
09/30/06 (BD)	52,007	7,270,431	3

					21,655,272	20,390,484	64,497,753	60,703,389	81,249,894

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES			7,218,424	6,796,828	7,166,417	6,744,821	6,770,825

NET INCOME/LOSS)				$(26,885)	$(22,256)	$(97,045)	$(110)	$(26,731)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.003)	$(0.014)	$(0.000)	$(0.004)

Refer to Notes on Sequential Page 19

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

		Sequential Page Number 1