Form 10KSB
period 2006-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2007-04-02
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended: December 31, 2006

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
12b-2 of the Exchange Act.        Yes      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
TRADING SYMBOL: MLGM

		Class					      Outstanding
	Common Stock without par value,		7,322,438
as of December 31, 2006

Total Pages: 28
Exhibit Index on Page: 25



INDEX

	Sequential
Item	Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	4

Item 6. Managements Discussion and Analysis	4

Item 7. Financial Statements	5

Item 8. Changes In and Disagreements With Accountants an Accounting
and Financial Disclosure                                               6

Item 8A. Controls and Procedures	6

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act	6

Item 10. Executive Compensation	8

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters	8

Item 12. Certain Relationships and Related Transactions	9

Item 13. Exhibits and Reports on Form 8-K	9

Item 14. Principal Accountant Fees and Services	9

SIGNATURES	10

CERTIFICATION OF PERIODIC REPORT	11

FINANCIAL STATEMENTS	13

NOTES TO FINANCIAL STATEMENTS	17

EXHIBIT INDEX	24

EXHIBITS	25



PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Summary. During 2006 the Companys activity was to support
its investments in
Pacific FarEast Minerals, Inc. and Amador United Gold Mines. Personnel
 normally
associated with the Company devoted a significant portion of their time to Pacific
FarEast Minerals, Inc., a corporation in which the Company holds
24.18% of the common
stock.

Effective December 31, 2004, the Company allowed the lease for the Big Canyon property to expire and did not renew its mining claims.

B. Investee Companies. The Company has no subsidiary companies.
However, the Company
does hold equity interests described herein, in two corporations, Pacific FarEast
Minerals, Inc. (PFEM) and Amador United Gold Mines (AUGM).
Each corporation was
formed based on proposed operations in a geographic area.
Please refer to Item 6 for
activities of these two companies during 2006. PFEM is a Nevada corporation and AUGM is a California corporation. The Company's percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from these two companies and does not expect to in the immediate future.

Pacific FarEast Minerals, Inc. ("PFEM") The Company owns
24.18% of the common stock
(the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns
48.2% of the common stock (the
only outstanding security issue) of AUGM.

ITEM 2.	DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.	El Dorado County, California

During 2004, the Company relinquished its mineral claims in
 El Dorado County ($2,000)
and did not renew the Big Canyon lease ($608,840). These two actions reduced the
Companys assets by $610,840. As of the date of this report, the Company has no mining properties. Amador United Gold Mines, an investee company of MLGM, holds certain mineral rights to 204 acres of the former Argonaut Mine in Jackson, California.

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

High/Low Bid Price Data
2006          High         Low
             $0.05        $0.001

2005          High         Low
             $0.05        $0.001

2004          High         Low
             $0.05        $0.01

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company.
From August 1989 through
June 30, 1998, the last date of issue, the Company had granted
331,073 shares of this
preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 2004, 37,892 options were exercised;
in 2005, 37,892
options were exercised and in 2006 37,892 options were exercised, leaving a balance of 22,928 Series A options. These options have expiration dates from J anuary 31, 2006 through June 30, 2008.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March 1996 through December 31, 2004, the Company has granted 4,775 shares of this preferred convertible stock. The Company did not call any of these stock and all of the Series
B options expired in March 2006.

ITEM 6. Management's Discussion and Analysis

A. Plan of Operations: In order to maintain operations of the Company, private loans have been made by officers and directors of the Company, and
 Pacific FarEast Minerals
Inc. As of December 31, 2006, the only outstanding loan to the Company was by Pacific
FarEast Minerals, Inc. The total of principal and interest was
 $8,210, an increase of
$538 in accrued interest since December 31, 2005.

As of December 31, 2004 previous advances to Amador United Gold
 Mines for land and
administrative services totaled $101,761, and previous long-term loans totaled $103,267, principal plus accrued interest. At the end of 2004, these two amounts were
combined to a single long-term loan that accrues simple interest at an annual rate of
8%. As of December 31, 2006 the total of principal and accrued interest was $230,523, an increase of $12,723 in accrued interest of since December 31, 2005.
AUGM has a
common stock interest in Sutter Gold Mining, Inc., a Canadian mining company, and mineral rights to the former Argonaut mine in Jackson, California.

During the Year 2006 there were no placement sales of common stock of the Company.
However, 208,028 shares of common stock were issued in 2006 from the exercise of
Series A options for Deferred Compensation. In 2005, the Company converted $68,771 of long term debt to 213,568 shares common stock at $0.322 per share.
The Board of
Directors determined this price, to the extent reasonably possible, to be fair, equitable and just for the shareholders of the Company.

B. Management's Discussion and Analysis of Financial Condition and Results of
Operations: For the twelve months ending December 31, 2006, the Company continued to assist its investee companies, Pacific FarEast Minerals, Inc. and Amador United Gold
Mines.

Operating loss for the twelve months ending December 31, 2006 was $145,627, compared with a loss of $26,731 for the twelve months ending December 31, 2005

The respective Board of Directors of the Company and Pacific FarEast Minerals, Inc., effective April 5, 2004, agreed in principle to a merger of the two companies. PFEM acquired the necessary Prospecting Permits on April 1, 2005, which was an obligation
of Pacific FarEast Minerals, Inc. to effect the merger with Mother
Lode Gold Mines
Consolidated. The actions required to effect the merger have commenced, but have been subject to review because of MLGM's compliance problems related to its SEC filings, audit and other matters.

Managements discussion of Pacific FarEast Minerals, Inc. and
Amador United Gold
Mines follows:

Pacific FarEast Minerals, Inc. ("PFEM").

As of December 31, 2006, Pacific FarEast Minerals, Inc. had
8,581,352 shares of
common stock outstanding (the only security). MLGM owned
2,074,591 shares, or 24.18%.

During the year 2006, PFEM's subsidiary, the Chengde Great Wall
 Minerals Co. Ltd.,
conducted extensive exploration and development work over a wide spread area in the
City and County of Weichang, China. PFEM holds extensive exploration permits (and submitted permit applications) covering some 150 sq km.
Special emphasis was placed
on the development of a large shear zone structure, more particularly known as the
South GuanDingShan project. Adjacent to the shear zone PFEM did extensive soil sampling and trenching work on the North GuanDingShan area, in which it has identified a large potential epithermal gold and copper anomalous zone, this important observation will be further explored during the 2007 field season.

Development work in the form of an adit and cross cut was driven across the South
GuanDingShan shear zone over five quartz veins showing strong surface values from trenching results. Exploration results from the 2006 field season produced encouraging results relative to the possibilities of either high grade or bulk mining
possibilities. Further development work has been scheduled as a first order of business in 2007. This work will be directed toward finding a suitable location to
develop a second adit and cross cut at the valley floor level of GuanDingShan
Mountain, where it is believed the possibility of secondary ore enrichment of this interesting prospect exists.

PFEM was able to affirm its relations with Officials and responsible parties in the
area by its conduct and concern for the environment and the safety of the community
during the conduct of exploration and development work performed during 2006.

As of January 13, 2006, Orville E. Anderson, Director, President and Chief Operations
Officer of PFEM resigned. Mr. Anderson was formerly a Founder of
 PFEM and a member of
the Executive Committee. PFEM and the remaining Founders of the company believe that by his resignation, Mr. Anderson violated certain tenants of the Founders Agreement dated July 13, 1998. The company and Founders are currently in negotiations regarding
a reduction in the percentage of Founder's shares he retains.

Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Year 2006. AUGM owns two assets:(1) 266,000 common shares of Sutter Gold Mining,
Inc., a Canadian corporation;(2) mineral rights on 204.50 acres of the Argonaut Mine
located in Amador County, California. AUGM has 7,169,925 shares of common stock issued and outstanding (the only security). MLGM owns 3,456,159 common shares or
48.20%.

C. Management's Discussion of Actions by the Securities and
 Exchange Commission. On
September 8, 2005, the Company received a letter from the Securities and Exchange
Commission that cited several areas of concern and needed clarification in the December 31, 2004 Form 10KSB filing. One issue was the absence of audited financial
statements for the year ending December 31, 2004. A letter of response was submitted
to the SEC on October 16, 2005 and electronically filed on March 2, 2006.
A revised
Form 10KSB/A was electronically filed on October 3, 2006.

On February 21, 2006, the Company received a letter from the Securities and Exchange
Commission that again cited the need for audited financial statements for the period ending December 31, 2004. The Company's response letter dated
October 27, 2006 was
electronically filed on October 27, 2006. That letter stated "The Company appreciates
the necessity of completing the necessary audit requirements by an independent accountant and is working diligently toward that objective."

As of the date of this report, the audit has not been initiated;
however the Company
has offered to provide an Audit Review by a Certified Public
Accountant, prior to
completing the necessary legal preparations for a possible merger with Pacific
FarEast Minerals, Inc., an Investee Company.

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements (Unaudited)
		(a) Balance Sheets as of December 31, 2006 and 2005.
(b) Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
(c) Statements of Cash Flow for the Years Ended December 31, 2006, 2005 and 2004.
(d) Statements Shareholders Equity for the Years Ended December 31, 2006, 2005 and 2004.

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

(The balance of this page intentionally left blank)



SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the Company incorporated by reference in this report. The Financial
 Statements
have been prepared in accordance with generally accepted accounting principles, except as described in notes to the Company's Financial
Statements for the year ended
December 31, 2006. This information should be read in conjunction with such Financial
Statements and the Notes thereto.

Year ended December 31,      2006          2005         2004         2003        2002
(Dollars in thousands, except per share figures)
A.Income
A. Total Revenues             $13           $71          $16           $5         $6
	B. Income Gain(Loss) From Continuing Operations
1. Dollars               $(146)         $(27)       $(707)        $(76)      $(81)
2. Per Share,
A. Primary           $(.020)       $(.004)      $(.108)      $(.012)     (.013)
B. Fully Diluted     $(.020)	       $(.004)      $(.108)      	$(.012)    $(.013)
C. Total Assets              $309          $453         $530       $1,242     $1,303
D. Long Term Debt              $8            $8          $83          $77        $70
E. Cash Dividends
 Declared/Paid               None           None         None         None       None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES  The Company did adopt on
February 11, 2004, a
Charter of the Audit Committee of the Board of Directors.

Item 307, Regulation S-B: The Company's disclosure controls and procedures meet the need of the Company. The Company is inactive and hence receives no operating income. The only receipts were less than $150.00 in 2006 for stock transfers (the
Company acts as its own transfer agent) Expenditures are limited to bank fees,
State of California minimum income tax and an annual fee for director registration with the California Secretary of State.

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

Mr. Anderson resigned his position as a Director, President and Chief Operating Officer on January 13, 2006. Con currently on that date, he also resigned all positions held with Pacific FarEast Minerals, Inc. and Amador United Gold Mines

There is no family relationship among any of the officers and directors. There is only one class of directors; the term of all officers and directors expires annually.

                                                               Common Stock
                                                               Beneficially
                                               <c>             Owned as
<c>                  <c>    <c>                Position        of December 31, 2006
  Name               Age    Positions(2)             Held Since      Shares     Percent(1)
Peter S. Adams       55    Director (ABC)        1984           394,369(3)     5.23%

Byron S. James      74     Director,
                           Secretary
                           Chief Financial
                           Officer (C)            1976(4)         786,771(5)   10.44%

Kevin J. Keen       56     Director (B)           2004           177,596(6)    2.36%

Frank M. Orrell     73     Director,
                           Chairman,
                           Chief Executive
                           Officer (AC)           1974          1,823,471(7)   24.20%

Paul Yuan           51     Director               2006                  0         0%

All officers and directors as a group:                          3,182,207      42.23%

Board Committees: (A) Executive and Compensation (B) Audit (C) Merger

Footnotes to Table of Directors and Officers

1. Percentages are based on 7,322,438 total outstanding common shares plus 100,000 outstanding options that could have been purchased plus Series A deferred compensations options that could have been converted to 112,594 common shares by
December 31, 2006.

2. For directors, the term of office is until the next annual meeting of shareholders, for which no date has been determined. For officers, the term of office
is until the next annual meeting of the Board of Directors, tentatively planned to be held immediately following the annual meeting of shareholders, unless the Board of
Directors removes an officer during his or her term.

3. Includes 349,683 owned as a beneficiary under one of the four trusts created by
Frank S. Adams, a deceased founder of the Company, for his three surviving children:
Peter S. Adams, Edson Adams, Analisa Adams, and Nora Adams
 Todenhagen, respectively.
The co-trustees of each of such trusts are Nora A. Todenhagen and Peter S. Adams, a director.

4. Mr. James became a director in 1988.

5. Includes 737,669 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a maximum of 42,368 shares of common stock on December 31, 2006.

6. Includes 177,596 Shares owned by Boydstun & Klingner, CPA, which Mr. Keen is a partner.

7. All of the 1,823,471 shares are owned by the Orrell Family Trust, of which Frank
M. Orrell and his wife are trustees for the benefit of their children. All Series A options held by he Orrell Family Trust have been donated to the SunShu Deserving
Student Fellowship. When the options are exercised, the common stock is issued in the
name of the SunShu Deserving student Fellowship.

Note: Each person named above also holds the same position(s) with the Compan's affiliates, Amador United Gold Mines and Pacific FarEast Minerals, Inc.

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

Kevin J. Keen, CPA, has been affiliated with Boydstun & Klingner,
CPA, since 1986 and
a partner since 1990.

Frank M. Orrell, Founder, has been associated with the Company since 1974. Mr. Orrell currently serves as Chairman and Chief Executive Officer. Mr. Orrell also serves as Chairman and Legal Person for Chengde Great Walls Minerals Co., Ltd. For sixteen years (1989 - 2005),
Mr. Orrell was also a Director and Chairman of the Audit Committee of the
 Golden Cycle Gold
Company of Colorado Springs, Colorado. That company is a joint partner of the Anglogold
Company in the largest gold mining operation in the State of Colorado, and one of the largest such operations world wide. Prior to this time, Mr. Orrell served as Manager and Registered
Representative for various securities firms over a forty year career.

Paul Yuan, is a native of the People's Republic of China, and since January 1989, a resident of the United States. Since November 2003, he has been a mining consultant to PFEM and serves as the primary liaison of Pacific FarEast Minerals, Inc. with the
Chengde Great Wall Minerals company; from April 2003 to November
2003, Regional
Manager, China for Golden Cycle Gold Corporation; from January
2002 to August 2002,
he was affiliated with Applied Materials and Pro Source, Inc.; from July 1999 to July
2001, an engineer with Axon Photonics.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

A. 2006 Compensation

The Board establishes the levels of compensation for the active executives. No cash
payments for executive salary have been made since October 1988, rather, the established compensation was satisfied by the issuance of deferred compensation options for the Class A Preferred, convertible stock of the Company. No options have been granted since June 1998.

B.	Stock Options

The Company had two active stock option plans (a) 1995 Plan and
(b) Directors Plan,
both of which expired on June 19, 2005.

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

As of December 31, 2006: there were 100,000 options outstanding u nder the 1995 Plan.
These options expire in April 2007.

Directors' Plan: This Plan expired on June 19, 2005. None of the options granted under this Plan were exercised and there are no outstanding options as of December
31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2006 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lode's common stock were:


       Names and Address of      <c>                              <c>
       Beneficial Owner           Amount and Nature                Percent
       of Common Stock          of Beneficial Ownership            of Class1
       Byron S. James                  786,7712                               10.44%
       1312 Concannon Boulevard
       Livermore, CA 94550

       Frank M. Orrell               1,823,4713                     24.20%
       1312 Concannon Boulevard
       Livermore, CA 94550

1. Percentages are based on 7,322,438 total outstanding common shares plus 100,000 outstanding options that could have been purchased plus
Series A deferred
compensations options that could have been converted to 112,594 common shares by
December 31, 2006.

2. Includes 737,669 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a maximum of 42,368 shares of common stock on December 31, 2006.

3. All of the 1,823,471 shares are owned by the Orrell Family Trust, of which Frank
M. Orrell and his wife are trustees for the benefit of their children. All Series A options held by he Orrell Family Trust have been donated to the SunShu Deserving
Student Fellowship. When the options are exercised, the common stock is issued in the
name of the SunShu Deserving student Fellowship.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION:
Not Applicable

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-B begin on Sequential Page 23.

B. Reports on Form 8-K: During the year 2006, the Company filed one Form 8-K report, on September 8, 2006. This report was filed in accordance with
Section 8, Item 8.01,
Other Events of the Securities Exchange Act of 1934

"Pacific FarEast Minerals, Inc. ("PFEM"), an Investee corporation of Mother Lode Gold
Mines Consolidated ("MLGM"), conducts geologic operations in the People's Republic of
China for the purpose of locating deposits of gold, and other metals, that may have economic potential for mining operations. One such project is located in the County
of Weichang, Province of Hebei, People's Republic of China, and is
 referred to as
"The Weichang Project".

"PFEM has issued a report to shareholders, titled "Corporate Update", dated September
8, 2006, describing the progress of PFEM and The Weichang project in particular.

"MLGM deems this report to be of importance to the security holders of MLGM. MLGM
currently holds a 29.9% interest in PFEM. PFEM's report is submitted herein.

"In addition to PFEM's corporate update report to shareholders, MLGM received, on
September 21, 2006, a copy of the Audit of Accounts for the Chengde Great Wall Minerals Company, Ltd. by the Chengde Zhengyuan Accountant's Office Co., Ltd., Chinese registered accountants, 50 Xinxing Street, Shuanggiao, Chengde, Hebei Province, China. The Chengde Great Wall Minerals Company, Ltd. is owned
100% by PFEM.
This report is submitted herein."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES The Company does not retain outside accounting nor audit services.

(1) Aggregate Audit Fees	$0

(2) Audit-related Fees	$0

(3) Tax Fees	$0

(4) All Other Fees	$0

(5) Audit Committees Pre-approval Policies and Procedures
 Not Applicable

(6) Not applicable
(The balance of this page intentionally lefty blank)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHER LODE GOLD MINES CONSOLIDATED
By:




o/s Frank M. Orrell,	o/s Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: March 29, 2007	Date: March 29, 2007


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




o/s Frank M. Orrell	o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: March 29, 2007	Date: March 29, 2007

(The balance of this page intentionally lefty blank)



I, Frank M. Orrell, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the
date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: March 29, 2007


o/s Frank M. Orrell
       Chairman, CEO


I, Byron S. James, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother
Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, annual report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of i nternal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: March 29, 2007

o/s Byron S. James
Secretary, CFO

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
For the Years Ending December 31, 2006 and 2005 (Unaudited)
ASSETS
                                                              December 31    December 31
                                                                 2006           2005
                                                              (Unaudited)    (Unaudited)
Current Assets
     Cash                                                        $ 42             $183

Total current assets                                               42              183

Other Assets
     Loan receivable, Amador United Gold Mines                230,524          217,800
     Investment, Amador United Gold Mines                     (21,129)         (14,446)
     Investment, Pacific FarEast Minerals                     100,025          249,688
     Prepaid State Taxes                                            0               25

Total other assets                                            309,420          453,067

TOTAL ASSETS                                                 $309,462         $453,250

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Accounts payable                                          $1,200               $0

Total current liabilities                                       1,200                0

Non-current liabilities
     Notes payable	                                               0                 0
     Note Payable, Pacific FarEast Minerals, Inc.              8,211             7,572
     Deferred fees payable                                         0                 0

Total non-current liabilities                                  8,210             7,572

Stockholder's equity
     Common stock, without par value,
     Authorized, 15,000,000 shares:
     Issued and outstanding, December 31
     2006:7,322,438
     2005:7,114,410                                        7,331,933          7,176,955
Paid-in capital representing rights to acquire
a maximum of 125,872 shares (Note 4)                         102,302            257,280
Deficit accumulated                                       (7,134,184)        (6,988,557)

Net stockholder's equity                                     300,051            445,678

                                                            $309,462           $453,250





See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For the Years Ending December 31, 2006, 2005 and 2004 (Unaudited)
                                                      Year Ended   Year Ended    Year Ended
                                                        Dec. 31      Dec. 31       Dec. 31
                                                         2006         2005          2004
Revenues:
Income from asset write-off                        $     0       $58,303     $ 11,256
Interest income                                     12,630        12,626        4,512
Miscellaneous income                                   170            20          430

                                                        12,800        70,949       16,198

Expenses
Loss on abandonment                                       0	             0      610,840
Legal and accounting                                    125           125           25
Property payments                                         0         2,400        2,400
Interest expense                                        538         5,357        1,610
Other administrative expense                          1,418           158        1,647
California Franchise tax                                  0             0           25

                                                         2,081         8,040      616,547

Net operating Loss                                     $10,719       $62,909    $(600,349)

Other
Investee Loss, Amador United Gold Mines                 (6,683)       16,738       (3,082)
Investee Gain, Pacific FarEast Minerals               (149,663)     (106,377)    (103,792)

                                                      (156,346)     ( 89,639)    (106,874)

Net Loss                                             $(145,627)     $(26,731)   $(707,223)

Primary gain/loss per share                            $(0.020)      $(0.004)     $(0.108)
Fully diluted gain/loss per share                      $(0.020)      $(0.004)     $(0.108)

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For the Years Ending December 31, 2006, 2005 and 2004 (Unaudited)

                                                       Year Ended   Year Ended    Year Ended
                                                         Dec. 31      Dec. 31       Dec. 31
                                                          2006         2005          2004

Cash flows from Operations and Other:                 $(145,627)     $(26,731)    $(707,223)
Adjustments to reconcile net loss to
net cash used in operations:
(Inc)Dec in loans receivables                      (12,723)       (12,772)      (4,711)
(Inc)Dec in property due to abandonment                 (0)       (58,303)     610,840
Inc(Dec) in advances to PFEM                             0              0          (60)
Inc(Dec) in accounts payables                        1,200        (43,883)          93
Increase(Decrease) in income taxes payable	              25            (25)     (11,256)

Gross cash used in operations                          (157,125)      (141,714)    (112,317)

Cash flow from Financing:
Net cash provided in financing:                        638          52,116        5,480

Net cash provided by financing activities              638          52,116        5,480

Cash Flows from Other
Equity in Amador United Gold Mines                   6,683         (16,738)       3,082
Equity in Pacific FarEast Minerals                 149,663         106,377      103,792
Net cash provided by Other                         156,346          89,639      106,784

Net increase (decrease) in cash                           (141)              41          37
Cash, beginning of period                                  183              143         106
Cash, end of period                                       $ 42             $183        $143


Supplemental disclosure of cash flow information:

Cash paid for state income tax:                            $25              $25         $25

(The balance of this page intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS EQUITY
For the Years Ending December 31, 2006, 2005 and 2004 (Unaudited)

	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital<F1>	Deficit		Equity

December 31, 2003	6,483,528	$6,796,008	$569,456	$(6,254,603)	1,110,862

Issuance of common stock upon exercise
of Series A stock options	209,286	157,198	(157,198)		0
Net gain/(loss)	        0	         0	       0	(707,223)	(707,223)

Balance at December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long term debt
	to common shares	213,568	68,771				 68,771

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)

Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

<F1>
(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2004	464,823 shares
December 31, 2005	333,900 shares
December 31, 2006	125,872 shares

(The balance of this page intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED/
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.	HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mother Lode Gold Mines Consolidated (the "Company") was incorporated
February 8, 1974, under
the laws of the State of California, to engage primarily in
 the business of mining. I
ts past
activities have consisted of acquiring rights in California to mining properties in three
areas of interest - Calaveras County, Amador County and El Dorado County.
The Company would
then conduct preliminary exploration operations on the various properties. Currently, the
Company has no such activities and directs all of its activities to assist
 Pacific FarEast
Minerals, Inc.

A.	The Company has restated its previously issued 2004, 2003 and
2002, consolidated
financial statements to treat their holdings in the affiliated companies on an investee basis, and not on a subsidiary basis. This reflects the investments in Amador United Gold Mines and
Pacific FarEast Minerals, Inc.

B.	The accompanying statements for the years 2006, 2005 and 2004 have not been audited and
were prepared by the Company.

C.	The accounting records of the Company are maintained on the accrual basis.

D.	No federal income taxes have been paid or are payable by the Company.
Operating loss
carry forwards are not reflected in the recorded assets of the Company because future
revenues, which would generate taxable income, are not assured. Net operating losses as of
December 31, 2006, based on the past 15 years, are approximately $5.3 million.

E.	For purposes of the statement of cash flows, the Company
considers all highly liquid
debt instruments purchased with a maturity of three months or less to be cash equivalents.

F.	Primary earnings (loss) per share amounts are computed based on the weighted average
number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock
equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Company's stock in private transactions in which the Company knew the
price.  The weighted number of primary shares used in the computations was 7,322,438 and
7,114,410 at December 31, 2006 and 2005, respectively.

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

H. The Articles of Incorporation, as amended on June 9, 1988, authorized the issuance of
15,000,000 shares of Common Stock and 3,000,000 shares of Preferred Stock.

DESCRIPTION OF INVESTEE COMPANIES

A.	Amador United Gold Mines.  The Company incorporated Amador
United Gold Mines
("Amador") in California on March 1, 1984. The Company owns 48.20% o f the outstanding shares of the common stock of Amador as of December 31, 2006.
There was no activity
by Amador in 2004, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns (1) 266,000 common shares of Sutter Gold Mining, Inc., a Canadian corporation, and (2) the mineral rights on 200.24 acres of the Argonaut Mine in Amador County, California.

B.	Pacific FarEast Minerals, Inc. The company incorporated
Pacific FarEast
Minerals, Inc. (PFEM) as a Nevada Corporation on July 26, 1996.
The Company owns
24.18% of the outstanding shares of the common stock of PFEM as of December 31, 2006.
The activity of PFEM is further described in Item 6, Managements
Discussion and
Analysis of this report.

3.	MINING PROPERTIES

A. El Dorado County

During 2004, the Company held property rights in El Dorado County, California, consisting of approximately 584 acres at the "Big Canyon" mining area.

a) Big Canyon Mining and Cattle Corporation Property: The lease, with an option to purchase the surface and mineral rights on 584.07 acres, made effective July 1, 1996 was amended on January 1, 2001. The lease had an expiration date of December 31,
2004. The Company chose not to renew the lease due to restricted mining opportunities in California and the length of time now required to obtain a mining permit in
California, therefore, the lease terminated December 31, 2004.

b) Fort Yuma Claims: The Company did not make the annual filings in 2004 required to hold these two unpatented lode claims and thereby relinquished the claims.

4. STOCK OPTION PLANS

	As of December 31, 2006 the Company had no active stock option plans, and none have been authorized since that date. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors
 Stock Option Plan,
both expired June 19, 2005. At the time of granting, the options were valued at the
amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expire April 21, 2007. Under the directors 1995 Plan,
20,000 options
expired August 3, 2005 and 20,000 options expired December 12, 2006.
As of the date
of this report, the options still outstanding are summarized on the following page as follows:


A.	Incentive plans for employees, directors and consultants:

                                                                         Common
                                  Expiration       Exercise              Shares
             Plan                 Date             Price                 Under Option
          1995 Plan               Jun 2005         $2.00                 100,000
          1995 Directors Plan    Jun 2005         $2.00                       0
                                                                Total    100,000

The exercise prices of the foregoing options were above market prices at the date of grant, so no compensation expense or capital credit has been accounted for in
connection with these options. Both Plans expired on June 19, 2005 and continuation of the options granted there under will be governed as specified in the individual option plan.

B. Compensatory options issued for services and/or in satisfaction of i ndebtedness of
Mother Lode Gold Mines Consolidated:

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

As of December 31, 2006: (a) a total of 22,928 options for
 Series A preferred
shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock, and (b) during 2006,
37,892 options were exercised for a total of 208,028 common shares of MLGM. Maximum number of common shares is 125,872 if the outstanding Series A Options are held until the tenth anniversary.

<captions>
                                               Shares              Amount of
                           Exercise            Under               Expense or
                          Price/Share          Option              Debt Relief
Maximum, 10 year class	   $0.0001              125,872
                                              125,872              $66,212

(2). Options on Series B Preferred stock, $10.00 per share liquidation price, $.0001 exercise price, each convertible to common stock for a minimum of
5.00 shares,
increasing at a rate of 0.05 shares per annum to a maximum of 5.25 shares after five years, and if the common stock has not been registered under the
 Securities Act of
1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years. These options expired in June 2006.

<captions>
                                               Shares              Amount of
                           Exercise            Under               Expense or
                           Price/Share         Option              Debt Relief
Maximum, 5 year class	      $0.0001                   0             $      0
Combined, Series A and Series B                125,872             $ 66,212

C.	A summary of the changes in outstanding Common Shares of
Mother Lode Gold Mines
Consolidated (MLGM) under option follows:

1.Series A and Series B Compensatory Options, Maximum Shares of Common Stock

Balance January 1, 2006
     Series B Preferred                                                25,069
     Series A Preferred, 10 Year Expiration Class                     333,900
            Total                                                     358,969

Net Changes, 2006
     Series B Preferred                                               (25,069)
     Series A Preferred, 10 Year Expiration Class                    (208,028)
Balance, December 31, 2006                                            125,872

B. Non-incentive Stock Options

Balance January 1, 2006                                               120,000
    Options Expired:                                                  (20,000)
    Options Issued                                                          0
Balance, December 31, 2006                                            100,000


5.	OFFICE LEASE

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



MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2005, 2004 and 2003

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES

                       Indebtedness of:                               Indebtedness to:
                       Balance at                         Balance     Balance at                        Balance
Name of Person/Entity  Beginning  Additions  Deductions   at End      Beginning  Additions  Deductions   at End

YEAR 2006
Unsolicited Investee Companies
Amador United Gold Mines  $217,800  $12,773               $230,523
Pacific FarEast Minerals, Inc.                                          $7,572       $638        $0      $8,210
Balances, Dec 31,2006     $217,800  $12,773               $230,523	      $7,572       $638	         0      $8,210

YEAR 2005
Unsolicited Investee Companies
Amador United Gold Mines  $205,028  $12,772              $217,800
Pacific FarEast Minerals, Inc.                                         $4,112       $3,460        $0     $7,572

Other Affiliates
Frank P. Adams Trust                                                     9,790         630    	10,420          0
Frank M. Orrell                                                          7,361         493     7,854          0
Jacklyn A. Orrell                                                        2,964         187     3,151          0
Byron S. James                                                               0         452       452          0
Balances, Dec 31,2005    $205,028  $12,772               $217,800	       $24,227      $5,222	   $21,877     $7,572


YEAR 2004
Unsolicited Investee Companies
Amador United Gold Mines  $200,317   $4,711             $205,028
Pacific FarEast Minerals, Inc.                                             $0       $4,112      $0      $4,112

Other Affiliates
Frank P. Adams Trust                                                     9,120         670        0      9,790
Frank M. Orrell                                                          6,851         509        0      7,361
Jacklyn A. Orrell                                                        2,777         188        0      2,964
Balances, Dec 31,2004    $200,317     $4,711            $205,028       $18,748      $5,479       $0    $24,227




MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2004, 2003 and 2002

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      Balance at       Additions                             Balance at
                     Start of Year     	at Cost     Retirements	     Other     End of Year
Classification

December 31, 2006
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0


December 31, 2005
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0


December 31, 2004
Land (Mining Properties) $610,840	                                (610,840)            $0
Total                    $610,840	                                (610,840)            $0


SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                      Balance at       Additions                             Balance at
                     Start of Year     	at Cost     Retirements	     Other     End of Year

Classification
December 31, 20065
Equipment                 $50,480                                                $50,480

Classification
December 31, 20054
Equipment                 $50,480                                                $50,480

December 31, 20043
Equipment                 $50,480                                                $50,480

(The balance of this page intentionally left blank)



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		26

Note: Exhibits 2, 3, 4, 9, 10, 13, 14, 17, 18, 21, 22, 23, 24, 31 32,
99 and 100
specified under Item 601 of Regulation S-B are not applicable and therefore are not
included as Exhibits with this Form 10-KSB

(The balance of this page intentionally left blank)






EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2006

Of


MOTHER LODE GOLD MINES CONSOLIDATED

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/06 	12/31/05 	12/31/04
For the period 2/8/74 thru 12/31/03 (A)
01-01-04	 (B)	52,008	6,483,528		3		19,450,584
03/31/04	 (B)	52,008	6,535,536		3		19,606,608
06/30/04 (B)		53,276	6,588,512		3		19,766,436
09/30/04	 (B)	51,995	6,640,807		3		19,922,421
12/31/04	 (B)	52,007	6,692,814		3				20,078,442
03/31/05 (B)		52,007	6,744,821	3		20,234,463
06/30/05 (B)		52,007	6,796,828		3		20,390,484
09/30/05 (B)		52,007	6,848,835	3		20,546,505
12/31/05 (B,C)	265,575	7,114,410		3			21,343,230
03/31/06 (B)		52,007	7,166,417	3	210499,251
06/30/06 (B)		52,007	7,218,424		3	21,655,272
09/30/06 (B)		52,007	7,270,431	3	21,811,293
12/31/06 (B,D)	52,007	7,322,438		0
				86,309,046	81,249,894	78,746,049

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES	7,192,421	6,770,825	6,562,171

NET INCOME/(LOSS)	$(145,627)	$(26,731)	$(707,223)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.020)	$(0.004)	$(0.108)


Notes: (A) Actions taken prior to December 31, 2003
     (1) Share amounts have been restated for the following:
     5:1 stock split - 1977;
     15:1 stock split - 1978;
     10% stock dividend - 1984.
(2) Includes February 1992 cancellation of shares held by Northern Mines, Inc.,an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
     (3) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
     (4) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.

(B) Conversion of Series A preferred shares previously issued.

(C) Includes 213,568 shares issued for cancellation of debt.

(D) Series A shares which could have been converted are not included as they would be anti-dilutive.
(The balance of this page intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY

	CUMULATIVE		12 MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 		12/31/06 	12/31/05 	12/31/04
For the period 2/8/74 thru 12/31/03 (A)
01-01-04	 (B)	52,008	6,483,528		3		19,450,584
03/31/04	 (B)	52,008	6,535,536		3		19,606,608
06/30/04 (B)		53,276	6,588,512		3		19,766,436
09/30/04	 (B)	51,995	6,640,807		3		19,922,421
12/31/04	 (B)	52,007	6,692,814		3				20,078,442
03/31/05 (B)		52,007	6,744,821	3		20,234,463
06/30/05 (B)		52,007	6,796,828		3		20,390,484
09/30/05 (B)		52,007	6,848,835	3		20,546,505
12/31/05 (B,C)	265,575	7,114,410		3			21,343,230
03/31/06 (B)		52,007	7,166,417	3	210499,251
06/30/06 (B)		52,007	7,218,424		3	21,655,272
09/30/06 (B)		52,007	7,270,431	3	21,811,293
12/31/06 (B,D)	52,007	7,322,438		0
				86,309,046	81,249,894	78,746,049

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES	7,192,421	6,770,825	6,562,171

NET INCOME/(LOSS)	$(145,627)	$(26,731)	$(707,223)

EARNINGS/(LOSS) PER SHARE, FULLY DILUTED	$(0.020)	$(0.004)	$(0.108)


Notes: (A) Actions taken prior to December 31, 2003
     (1) Share amounts have been restated for the following:
     5:1 stock split - 1977;
     15:1 stock split - 1978;
     10% stock dividend - 1984.
(2) Includes February 1992 cancellation of shares held by Northern Mines, Inc.,an 82% owned subsidiary of Mother Lode Gold Mines Consolidated.
     (3) Includes 993,177 shares issued for conversion of MLGM long term obligations and 98,130 shares for assumption of AUGM debt.
     (4) Includes 416,486 shares issued by MLGM to shareholders of Northern Mines Inc., an 82% owned subsidiary of MLGM, upon the dissolution of NMI.

(B) Conversion of Series A preferred shares previously issued.

(C) Includes 213,568 shares issued for cancellation of debt.

(D) Series A shares which could have been converted are not included as they would be anti-dilutive.

(The balance of this page intentionally left blank)

		Sequential Page Number 1
	Sequential Page 28