Form 10QSB
period 2007-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2007-05-01
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of March 31, 2007	7,332,829

Transitional Small Business Disclosure Format (Check One): Yes ?  No X

	  Total Pages:   17
	Exhibit Index on Page: 11




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2007. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007


TABLE OF CONTENTS

Balance Sheets as of March 31, 2007 and December 31, 2006	3

Statement of Operations for the 3-month periods ending
March 31, 2007 and 2006.	4

Statement of Cash Flows for the 3-month periods ending
March 31, 2007 and 2006	5

Statements of Stockholders Equity from December 31, 2004
to March 31, 2007	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
March 31, 2007 and December 31, 2006 (Unaudited)

ASSETS
	March	December 31
	2007	2006
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  375	$    42
Total Current Assets	  375	    42

Other Current Assets
	Pre-paid State Taxes	   25	    0

Total Other Current Assets	   25	     0

TOTAL Current Assets	  400	    42
Other Assets
	Loan Receivable, Amador United Gold Mines	233,410	230,524
	Investment, Amador United Gold Mines	(22,640)	(21,129)
	Investment, Pacific FarEast Minerals, Inc. 	 75,712	100,025

Total other assets	286,482	309,420

	Total Assets	$286,882	$309,462

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$1,500	$1,200

	Total current liabilities	1,500	1,200

Other Current Liabilities
	Note payable, Pacific FarEast Minerals, Inc. 	  8,344	8,211

	Total Other Current Liabilities	8,344	8,211

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2007: 7,332,829
	2006: 7,166,417	7,339,675	7,331,933
Paid-in capital representing rights to
acquire a maximum of 115,477 shares
(See Note 3)	94,560	102,302
Deficit accumulated	(7,157,197)	(7,134,184)
Net Stockholders equity	277,038	300,051

	Total Liabilities and Shareholders Equity	$286,882	$309,462

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months for Periods Ending March 31, 2007 and 2006
(Unaudited)
	Three Months Ended
	Mar 31	Mar 31
	2007	2006
	(Unaudited)	(Unaudited)
Pre-operating revenues:
Interest Income	3,087	3,088
Miscellaneous income	    280	    15

		  3,367	  3,103

Pre-operating Expenses
	Legal and accounting	 45	  0
	Lease Expense-Office	300	300
	Interest expense	134	132
	Other administrative expense	 76	42
	California Franchise tax	    0	    25

		   555	  499

Net Operating Income (Loss)	 2,812	 2,604

Investment Income
Amador United Gold Mines (Loss)	( 1,511)	(1,632)
Pacific FarEast Minerals (Loss)	(24,314)	(29,159)

		(25,825)	(30,791)

Net Income (Loss)	$(23,013)	$(28,187)

Primary gain/(loss) per share	$(0.003)	$(0.004)

Fully diluted gain/(loss) per share	$(0.003)	$(0.004)



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Three Month Periods Ending March 31, 2007 and 2006
(Unaudited)
		Three Months Ended
	Mar 31	Mar 31
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from Operations:	$(23,013)	$(28,187)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(2,886)	(3,088)
	Inc (Dec) in accounts payables	300	300
	Inc (Dec) in income taxes payable	    (25)	     25

Net cash provided (used) in operations	(25,624)	(30,950)

Cash flow from Financing:
Changes in notes payable	   134	   132

Net cash provided (used) financing	   134	   132

Investment Income
	Equity loss in Amador United Gold Mines	  1,511	  1,632
	Equity loss in Pacific FarEast Minerals, Inc. 	24,313	29,159

Net Cash provided by Investment	25,824	30,791

	Net increase (decrease) in cash	$334	$( 27)
	Cash, beginning of period	   41	 183
	Cash, end of period	$ 375	$156

A. Supplemental disclosures of cash flow information:
Income Taxes	$  25	$ 25

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long term debt
	to common shares	213,568	68,771					68,771
Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	 10,391	 7,742	( 7,742)	0
Net gain/(loss)	        0	         0	       0	(23,013)	(23,013)

Balance at March 31, 2007	7,332,829	$7,339,675	$ 94,560	$(7,157,197)	$277,038

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2005	333,900 shares
December 31, 2006	125,872 shares
March 31, 2007	115,477 shares



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Form 10-QSB instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 200.24 acres of the former 511rgonaut Mine in Amador County, California.

3.	STOCK OPTION PLANS

	The Company has no active stock option plans as of March 31, 2007. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expire April 21, 2007. Under the directors 1995 Plan, 20,000 options expired August 3, 2005 and 20,000 options expired December 12, 2006. As of the expiration date of each Plan, the options still outstanding are summarized as follows:

A. Option plans:

		Expiration	Exercise	Common Shares
	Plan	Date	Price	Under Option

Mother Lode Gold Mines Consolidated, unissued shares of common stock:

	1995 Plan	Jun 19, 2005	$2.00		100,000
	Director's	Jun 19, 2005	$2.00		      0
	Total		100,000

	The exercise prices of the foregoing incentive options were above market prices at the date of grant, so no compensation expense, or capital credit has been accounted for in connection with these options.






MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
3.	Stock Option Plans - continued

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

Through March 31, 2007, a total of 41,874 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 10 years class:	.0001	21,035	$46,722

b. All options of Series B preferred stock expired in June 2006. These options were callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 5.00 shares, increasing at a rate of 0.05 shares per annum to a maximum of 5.20 shares after four years, and if the common stock has not been registered under the Securities Act of 1933, at a rate of 5.25 shares from the fifth anniversary, until final expiration at the end of an additional five years. These options totaled 4,775, and were issued for lease payments due to third parties.

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 5 year Class	.0001	0	$      0

Total amount of expense relief (Series A and Series B)	$ 46,722

c. A summary of the changes in options outstanding Common Shares of Mother Lode Gold Mines Consolidated, as of March 31, 2007 follows:

1. Series A and B Compensatory Options, Maximum Shares of common stock:

Balance January 1, 2007
   Series B Preferred	     0
   Series A Preferred, 10-year expiration class	125,868
	Total	125,868
   Net Changes, 2006
   Series A Preferred, 10-year expiration class	( 10,391)
Balance, March 31, 2007	115,477

2. Non-incentive Stock Options
Balance January 1, 2007	100,000
   Net Changes, 2006	      0
Balance, March 31, 2007	100,000


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

4.	OFFICE LEASE

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the First Quarter of 2007 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 23.67% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the First Quarter 2007 was $280. The company's minimal expenses to maintain operations of the Company are, when required, paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a First Quarter 2007 loss of $23,013, compared with a loss of $28,187 for the First Quarter 2006. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between June 30, 1988 and June 30, 1998. To date, 350,000 shares have been authorized, of which 21,035 options remain active.

As of March 31, 2007, there were 7,332,829 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of March 31, 2007, and for the six-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines ("AUGM"). There was no activity by this corporation during the Second Quarter 2006. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 266,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

During the year 2006, SGM reported positive results from a 3,000 foot surface and underground drilling program that was slated to continue into early 2007(For more information on SGM, please see www.stockwatch.com under the symbol SGM).

On April 21, 2006, the Board of Directors for AUGM appointed a Merger Committee to determine the necessary steps required to effect a possible merger of Mother Lode Gold Mines Consolidated and Amador United Gold Mines.

	B. - Pacific FarEast Minerals, Inc. (PFEM). During the First Quarter of 2007, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, The Peoples Republic of China

As of March 31, 2007, there were 8,763,852 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,074,591 shares, or 23.67%, of the common stock of Pacific FarEast Minerals, Inc.

The Company's percentage ownership of Pacific FarEast Minerals, Inc. may be subject to change at such time pending negotiations relative to Mr. Anderson's restricted Founders stock, in the amount of 2,040,000 common shares of PFEM, is resolved (see "Other").

Other Effective January 13, 2006, Orville E. Anderson (80) resigned as an officer and Director of Mother Lode Gold Mines Consolidated. Concurrently, he likewise resigned his positions as an officer and director of Amador United Gold Mines and of Pacific FarEast Minerals, Inc. The Company, as a Founder of PFEM, believes that Mr. Anderson has forfeited the right to all, or some, of his Founder's shares obtained under the Founder's Agreement, dated July 18. 1998. By his resignation he no longer intends to carry out the function of principal mining manager and senior officer (COO) of PFEM but has indicated his willingness to remain in a consulting capacity. Mr. Anderson was given the right to 2,040,000 restricted Founder's shares under the 1998 agreement. This matter has been addressed with PFEM's corporate counsel, DeMartini & Walker, for resolution as of the date of this Form 10-QSB report and appears headed toward an amicable agreement between the two parties.

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

(The balance of this page is intentionally left blank)




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: April 28, 2007		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: April 28, 2007		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer




CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.


Date: April 28, 2007		o/s Frank M. Orrell
		Frank M. Orrell
		Chairman, CEO


Date: April 28, 2007			o/s Byron S. James
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



Date: April 28, 2007		o/s Frank M. Orrell
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



Date: April 28, 2007		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/07 	3/31/06	12/31/06

For the period 2/8/74 thru 12/31/04 (A)
01/01/04	 (B)	52,007	6,692,814	3
03/31/05 (B)	52,007	6,744,821	3
06/30/05 (B)	52,007	6,796,828	3
09/30/05 (B)	52,007	6,848,835	3
12/31/05 (B)	52,007	7,114,410	3		21,343,230	21,343,230
03/31/06 (BC)	265,575	7,166,417	3			21,499,251
06/30/06 (B)	52,007	7,218,424	3					21,655,272
09/30/06 (B)	52,007	7,270,431	3						21,811,293
12/31/06 (B)	52,007	7,322,438	3		21,967,314
03/31/07 (BD)	10,391	7,332,829	0

					21,967,314	21,343,230	86,309,046

MONTHS					3	3	12

WEIGHTED AVERAGE SHARES			7,322,438	7,114,410	7,192,421

NET INCOME/LOSS)				$(23,013)	$(28,187)	$(145,627)

EARNINGS/LOSS PER SHARE, FULLY DILUTED   $(0.003)    $(0.004)    $(0.020)

Refer to Notes on Sequential Page 17

(The balance of this page is intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/07 	3/31/06	12/31/06


	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/07 	3/31/06	12/31/06

For the period 2/8/74 thru 12/31/04 (A)
01/01/04	 (B)	52,007	6,692,814	3
03/31/05 (B)	52,007	6,744,821	3
06/30/05 (B)	52,007	6,796,828	3
09/30/05 (B)	52,007	6,848,835	3
12/31/05 (B)	52,007	7,114,410	3		21,343,230	21,343,230
03/31/06 (BC)	265,575	7,166,417	3			21,499,251
06/30/06 (B)	52,007	7,218,424	3					21,655,272
09/30/06 (B)	52,007	7,270,431	3						21,811,293
12/31/06 (B)	52,007	7,322,438	3		21,967,314
03/31/07 (BD)	10,391	7,332,829	0

					21,967,314	21,343,230	86,309,046

MONTHS					3	3	12

WEIGHTED AVERAGE SHARES			7,322,438	7,114,410	7,192,421

NET INCOME/LOSS)				$(23,013)	$(28,187)	$(145,627)

EARNINGS/LOSS PER SHARE, FULLY DILUTED   $(0.003)    $(0.004)    $(0.020)

Refer to Notes on Sequential Page 17

766:
(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
NOTES TO FULLY DILUTED AND PRIMARY TABLES


NOTES:

(A) Actions taken prior to December 31, 2004

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

(D) The 105,040 shares of common stock which could have been issued on conversion of Series A preferred shares are not included as they would be anti-dilutive.

(The balance of this page is intentionally left blank)

		Sequential Page Number 1