Form 10QSB
period 2007-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2007-08-02
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: June 30, 2007

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

(925) 606-5939
Issuer's telephone number

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of June 30, 2007	7,343,220


Transitional Small Business Disclosure Format (Check One): Yes ?  No X

	  Total Pages:   16
	Exhibit Index on Page: 10




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2007. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007


TABLE OF CONTENTS

Balance Sheets as of June 30, 2007 and December 31, 2006	3

Statement of Operations for the 6-month periods ending
June 30, 2007 and 2006.	4

Statement of Cash Flows for the 6-month period ending
June 30, 2007 and 2006	5

Statements of Stockholders Equity from December 31, 2004
to June 30, 2007	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
June 30, 2007 and December 31, 2006 (Unaudited)
ASSETS
	June	December 31
	2007	2006
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$   87	$   42

Total Current Assets	   87	    42

Other Current Assets
	Pre-paid State Taxes	   25	    0

Total Other Current Assets	   25	     0

TOTAL Current Assets	  112	    42
Other Assets
	Loan Receivable, Amador United Gold Mines	236,565	230,524
	Investment, Amador United Gold Mines	(24,295)	(21,129)
	Investment, Pacific FarEast Minerals, Inc. 	 47,172	100,025

Total other assets	259,442	309,420

	Total Assets	$259,554	$309,462

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$1,800	$ 1,200

	Total current liabilities	1,800	1,200

Other Current Liabilities
	Note payable, Pacific FarEast Minerals, Inc. 	  8,180	8,211

	Total Other Current Liabilities	8,180	8,211

Stockholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, June 30,
	2006: 7,343,220
	2006: 7,218,424	7,347,417	7,331,933
Paid-in capital representing rights to
acquire a maximum of 105,086 shares
(See Note 3)	 86,818	102,302
Deficit accumulated	(7,184,661)	(7,134,184)
Net Stockholders equity	249,574	300,051

	Total Liabilities and Shareholders Equity	$259,554	$309,462

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending June 30, 2007 and 2006
(Unaudited)

<caption>	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)
Pre-operating revenues:
	Interest Income	3,155	3,436	6,242	6,524
	Miscellaneous Income	    55	     40	   335	    55

		 3,210	  3,476	 6,577	  6,579

Pre-operating Expenses
	Legal and accounting	  0	125	 45	125
	Interest expense	136	  135	270	  260
	Other administrative expense	342	342	709	684
	California Franchise tax	    0	     0	    10	   25

		   478	  602	1,034	1,100

Net Operating Income (Loss)	 2,732	 2,874	5,543	5,479

Investment Income
Amador United Gold Mines (Loss)	(1,655)	(1,656)	(3,166)	(3,288)
Pacific FarEast Minerals (Loss)	(28,540)	(43,192)	(52,854)	(72,351)

		(30,195)	(44,848)	(56,020)	(75,839)

Net Income (Loss)	$(28,463)	$(41,974)	$(50,477)	$(70,160)

Primary gain/(loss) per share	$(0.004)	$(0.006)	$(0.007)	$(0.010)

Fully diluted gain/(loss) per share	$(0.004)	$(0.006)	$(0.007)	$(0.010)



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending June 30, 2007 and 2006
(Unaudited)
		Six Months Ended
	Jun 30	Jun 30
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(50,477)	$(70,160)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(6,042)	(6,524)
	Inc (Dec) in accounts payables	600	    600
	Inc (Dec) in income taxes payable	    (25)	    25

Net cash provided (used) in operations	(55,944)	(76,059)

Cash flow from Financing:
Changes in notes payable	   (32)	   266

Net cash provided (used) financing	   (32)	    266

Investment Income
	Amador United Gold Mines	  3,166	  3,288
	Pacific FarEast Minerals, Inc. 	52,854	72,351

Net Cash provided by Investment	56,020	75,639

	Net increase (decrease) in cash	$ 44	$(154)
	Cash, beginning of period	   43	 183
	Cash, end of period	$  87	$ 29

A. Supplemental disclosures of cash flow information	$  25	$ 25

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	$ Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long-term debt
	to common shares	213,568	68,771					68,771
Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	 20,782	15,484	(15,484)	0
Net gain/(loss)	        0	         0	       0	(50,477)	(50,477)

Balance at June 30, 2007	7,343,220	$7,347,417	$ 86,818	$(7,184,661	$249,574

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2005	333,900 shares
December 31, 2006	125,872 shares
June 30, 2007	105,086 shares



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2006.

2.	FORMER MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 204.03 acres of the Argonaut Mine, one of California's largest past gold producers.

3.	STOCK OPTION PLANS

A. The Company currently has no active stock option plans as of June 30, 2007. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expired April 21, 2007. Under the directors 1995 Plan, 20,000 options expired August 3, 2005 and 20,000 options expired December 12, 2006. As of the date of this report, there are no options that remain outstanding.

Director's Stock Option Plan
Balance, January 1, 2007	100,000

Expired, April 21, 2007	(100,000)
Balance, June 30, 2007	0

B. Compensatory options issued for services and/or in satisfaction of Company indebtedness.

i). Options on Series A preferred stock, callable at $10 per share, $.0001 exercise price, each convertible to common stock for a minimum of 2.1316 shares, increasing at a rate of 10% per annum to a maximum of 3.3368 shares after five years, and if the common stock has not been registered under the Securities Act of 1933, then increasing at 10% per annum to a maximum of 5.4901 shares, until final expiration at the end of an additional five years.

Through June 30, 2007, a total of 19,142 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock:


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007


3. Stock Option Plans, continued

Maximum Common Shares on Conversion of Options:

							Maximum
				Exercise		Common Shares
				Price/Share	 	Under Option   	Amount of Expense

Maximum, 10 years class:	.0001	105,086	$38,979

ii).Changes in compensatory options outstanding, as of June 30, 2007 follows:

Compensatory Options, Maximum common shares under Option:

   Balance, January 1, 2007,
   Series A Preferred, 10-year expiration class	125,872

   Net Changes, 2007
   Options exercised,
   Series A Preferred,10-year expiration class	( 20,786)
   Balance, June 30, 2007	105,086

iii). All options of Series B preferred stock expired June 30, 2006. These options totaled 4,775, and had been issued for lease payments due to third parties. None of the options had been exercised prior to the expiration date.

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the Second Quarter of 2007 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 23.67% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the Second Quarter 2007 was $335. The company's minimal expenses to maintain operations of the Company are, when required, paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Second Quarter 2007 loss of $50,477, compared with a loss of $70,160 for the Second Quarter 2006. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between June 30, 1988 and June 30, 1998. To date, 350,000 shares have been authorized, of which 19,142 options remain active.

As of June 30, 2007, there were 7,343,220 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of June 30, 2007, and for the six-month period then ended, were prepared by the Company and have not been audited or reviewed by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the Second Quarter 2006. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 266,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

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

	B. - Pacific FarEast Minerals, Inc. (PFEM). During the Second Quarter of 2007, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, The Peoples Republic of China Two permits in the important GuanDingShan area are expected to be submitted by the City of Weichang to the County Administrator during the next call for submissions by same. As of this date the renewal of previously issued permits had not been received by PFEM due to a massive submittal of permits to the Ministry of Land and Resources Bureau, totaling some 10,000 permits across mainland China.

As of June 30, 2007, there were 7,343,220 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,074,591 shares, or 28.18%, of the common stock of Pacific FarEast Minerals, Inc.

During the Second Quarter 2007, an agreement was reached between PFEM and Mr. Orville E Anderson whereby Mr. Anderson verbally agreed to return 1,415,000 shares of restricted Founder's stock, in settlement of a difference as to percentage ownership of the Founder, due to Mr. Anderson's resignation as an Officer and Director of PFEM as of January 13, 2006. A formal legal document is being prepared for a signature by counsel.

The Company, as a Founder of PFEM, believed that Mr. Anderson had forfeited the right to all, or some, of his Founder's shares obtained under the Founder's Agreement, dated July 18, 1998. By his resignation he no longer intends to carry out the function of principal mining manager and senior officer (COO) of PFEM but has indicated his willingness to remain in a consulting capacity. Mr. Anderson was given the right to 2,040,000 restricted Founder's shares under the 1998 agreement. Resolution of this matter was amicably achieved during the Second and/or Third Quarter of 2007.

Item 3. Disclosure Controls and Procedures

(a) The principal executive and financials officers of the Company are of the opinion that all required disclosures have been properly made

(b) The have been no changes in the internal controls for financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:	Not Applicable.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:

Item 6. Exhibits

Exhibit 11, Statement re Computation of Per Share Earnings 	Page 14

Note: Exhibits 2,3,4,10,15,18, 19, 22,23,24,31, 32, 99 and 100, as specified under Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-QSB.





SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: July 31, 2007		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: July 31, 2007		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2007 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.


Date: July 31, 2007			o/s Frank M. Orrell
		Frank M. Orrell
		Chairman, CEO


Date: July 31, 2007			o/s Byron S. James
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



Date: July 31, 2007		o/s Frank M. Orrell
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



Date: July 31, 2007		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/07 	6/30/06	6/30/07 	6/30/06	12/31/06
For the period 2/8/74 thru 12/31/04 (A)
01/01/04	 (B)		6,692,814	3
03/31/05 (B)	52,007	6,744,821	3
06/30/05 (B)	52,007	6,796,828	3
09/30/05 (B)	52,007	6,848,835	3
12/31/05 (B)	52,007	7,114,410	3				21,343,230	21,343,230
03/31/06 (BC)	265,575	7,166,417	3		21,499,251		21,499,251	21,449,251
06/30/06 (B)	52,007	7,218,424	3										21,655,272
09/30/06 (B)		52,007	7,270,431	3										21,811,293
12/31/06 (B)	52,007	7,322,438	3						21,967,314
03/30/07 (B)	10,391	7,332,829	3		21,998,487				21,998,487
06/30/07 (BD)	10,391		7,343,220	0

					21,998,487	21,499,251	43,965,801	42,842,481	86,309,046

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,332,829	7,166,417	7,327,634	7,140,414	7,192,421

NET INCOME/LOSS)				$(28,463)	$(41,974)	$(50,477)	$(70,160)	$(145,627)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.006)	$(0.007)	$(.010)	$(0.020)

Refer to Notes on Sequential Page 18

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/07 	6/30/06	6/30/07 	6/30/06	12/31/06
For the period 2/8/74 thru 12/31/04 (A)
01/01/04	 (B)		6,692,814	3
03/31/05 (B)	52,007	6,744,821	3
06/30/05 (B)	52,007	6,796,828	3
09/30/05 (B)	52,007	6,848,835	3
12/31/05 (B)	52,007	7,114,410	3				21,343,230	21,343,230
03/31/06 (BC)	265,575	7,166,417	3		21,499,251		21,499,251	21,449,251
06/30/06 (B)	52,007	7,218,424	3										21,655,272
09/30/06 (B)		52,007	7,270,431	3										21,811,293
12/31/06 (B)	52,007	7,322,438	3						21,967,314
03/30/07 (B)	10,391	7,332,829	3		21,998,487				21,998,487
06/30/07 (BD)	10,391		7,343,220	0

					21,998,487	21,499,251	43,965,801	42,842,481	86,309,046

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,332,829	7,166,417	7,327,634	7,140,414	7,192,421

NET INCOME/LOSS)				$(28,463)	$(41,974)	$(50,477)	$(70,160)	$(145,627)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.004)	$(0.006)	$(0.007)	$(.010)	$(0.020)

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

(D) The  97,296 shares of common stock that could have been issued
June 30, 2007
of Series A preferred shares are not included as they would be anti-dilutive.

(The balance of this page is intentionally left blank)
4


		Sequential Page Number 16