Form 10KSB
period 2007-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2008-05-15
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended: December 31, 2007

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
12b-2 of the Exchange Act.        Yes      No X

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.
TRADING SYMBOL: MLGM

		Class					      Outstanding
	Common Stock without par value,		7,530,466
as of December 31, 2007

Total Pages: 27
Exhibit Index on Page: 23



INDEX

	Sequential
Item	Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	4

Item 6. Managements Discussion and Analysis	4

Item 7. Financial Statements	6

Item 8. Changes In and Disagreements With Accountants an Accounting
and Financial Disclosure                                               7

Item 8A. Controls and Procedures	7

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act	7

Item 10. Executive Compensation	9

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters	10

Item 12. Certain Relationships and Related Transactions	10

Item 13. Exhibits and Reports on Form 8-K	10

Item 14. Principal Accountant Fees and Services	11

SIGNATURES	11

CERTIFICATION OF PERIODIC REPORT	11

FINANCIAL STATEMENTS	14

NOTES TO FINANCIAL STATEMENTS	18

EXHIBIT INDEX	23

EXHIBITS	24



PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Summary. During 2007 the Companys activity was to
support its investments in
Pacific FarEast Minerals, Inc. and Amador United Gold Mines. Personnel normally associated with the Company devoted a significant portion of their time to Pacific
FarEast Minerals, Inc., a corporation in which the Company holds
28.18% of the common
stock.

B. Investee Companies. The Company has no subsidiary companies.
However, the Company
does hold equity interests described herein, in two corporations, Pacific FarEast
Minerals, Inc. (PFEM) and Amador United Gold Mines (AUGM).
Each corporation was
formed based on proposed operations in a geographic area.
Please refer to Item 6 for
activities of these two companies during 2007. PFEM is a Nevada corporation and AUGM is a California corporation. The Companys percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form-10KSB, the Company has not received any operating revenues from these two companies and does not expect to in the immediate future.

Pacific FarEast Minerals, Inc. (PFEM) The Company owns
28.18% of the common stock
(the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns
48.2% of the common stock (the
only outstanding security issue) of AUGM.

ITEM 2.	DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.	As of the date of this report, the Company has no mining
properties. Amador
United Gold Mines, an investee company of MLGM, holds certain mineral rights to
208.50 acres of the former Argonaut Mine in Jackson, California.

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
During the calendar
year 2007 an annual meeting for 2006 was not held due to the inactivity of the Company. Hence, no matters were submitted to a vote of security holders.



PART II

ITEM 5.	MARKET FOR REGISTRANTs COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded on the pink sheet market since 1980 on an intermittent basis. The Company has sought brokers, but currently interest is limited to one dealer in the pink sheets due to the low activity of the Company.

High/Low Bid Price Data
2007          High         Low
             $0.05        $0.001

2006          High         Low
             $0.05        $0.001

2005          High         Low
             $0.05        $0.01

B. Preferred Stock

In August 1989, the Company established Series A $10.00 Preferred, convertible stock
to be issued in the form of "deferred compensation options" to officers and certain consultants for unpaid monetary obligations of the Company.
From August 1989 through
June 30, 1998, the last date of issue, the Company had granted 331,073 shares of this preferred convertible stock. As of the date of this Form 10-KSB the Company has not called any of the stock: in 2005, 37,892 options were exercised; in 2006 37,892 options were exercised and in 2007 37,892 options were exercised; leaving a balance of 15,356 Series A options, which have expiration dates from January 31, 2008 through
June 30, 2008.

In March 1996, the Company established Series B $10.00
 Preferred, convertible stock
to be issued in the form of "deferred payment options" to land lessors and other professional services for unpaid monetary obligations of the Company. From March 1996 through December 31, 2004, the Company granted
4,775 shares of this preferred
convertible stock. The Company did not call any of these shares; all of the Series B options expired in March 2006.

ITEM 6. Managements Discussion and Analysis

A. Plan of Operations: In order to maintain operations of the Company, private loans have been made by officers and directors of the Company, and by Pacific FarEast
Minerals Inc. As of December 31, 2007, there are no outstanding loans to the Company.

The Company has made loans to its two investee companies
 from time to time to assist
with administrative and land costs. As of December 31, 2007, outstanding principal and accrued interest of the loan to Amador United Gold
 Mines totaled $209,041, a
decrease of $21,843 since December 31, 2006. AUGM
 has a common stock interest in
Sutter Gold Mining, Inc., a Canadian mining company, and mineral rights to the former
Argonaut mine in Jackson, California. As of December 31,
2007, outstanding principal
and accrued interest of the loan to Pacific FarEast Minerals, Inc.
 totaled $24,776, a
increase of $24,776 since December 31, 2006.

During the Year 2007 there were no placement sales of common stock of the Company.
However, 208,028 shares of common stock were issued in 2007 from the exercise of
Series A options for Deferred Compensation. In 2005, the Company converted $68,771 of long term debt to 213,568 shares common stock at $0.322 per share. The Board of Directors determined this price, to the extent reasonably possible, to be fair, equitable and just for the shareholders of the Company.

B. Managements Discussion and Analysis of Financial Condition and Results of
Operations: For the twelve months ending December 31, 2007, the Company continued to assist its investee companies, Pacific FarEast Minerals, Inc. and Amador United Gold
Mines.

Operating loss for the twelve months ending December 31, 2007 was $176,154, compared with a loss of $145,627 for the twelve months ending December 31, 2006

The respective Board of Directors of the Company and Pacific
 FarEast Minerals, Inc.,
effective April 5, 2004, agreed in principle to a merger of the two companies. PFEM
acquired the necessary Prospecting Permits on April 1, 2005, which was an obligation of Pacific FarEast Minerals, Inc. to effect the merger with Mother Lode Gold Mines
Consolidated. The actions required to effect the merger have commenced, but have been subject to review because of MLGMs compliance problems related to its SEC filings, audit and other matters.

Managements discussion of Pacific FarEast Minerals, Inc. and
Amador United Gold Mines
follows:

Pacific FarEast Minerals, Inc. (PFEM).

As of December 31, 2007, Pacific FarEast Minerals, Inc. had 7,361,852 shares of common stock outstanding (the only security). MLGM owned
2,074,591 shares, or 28.18%.

During the year 2007 PFEMs 100% owned subsidiary, the Chengde
Great Wall Minerals Co.
Ltd., conducted extensive exploration and development work over a wide spread area in
the City and County of Weichang, China. PFEM holds extensive exploration permits (and submitted permit applications) covering some 92 sq km.

As of January 13, 2006, Orville E. Anderson, Director, President and Chief Operations
Officer of PFEM resigned. Mr. Anderson was formerly a Founder of PFEM and a member of the Executive Committee. PFEM and the remaining Founders of the company believed that by his resignation, Mr. Anderson violated certain tenants of the
 Founders Agreement
dated July 13, 1998. Effective December 11, 2007, a settlement was reached whereby
Mr. Anderson surrendered his 2,040,000 shares of Founder's stock and received in return 625,000 shares of common stock of PFEM.

Amador United Gold Mines (AUGM). There was no activity by this corporation during the
Year 2007. As of December 31, 2007 AUGM owned two assets:
(1) 110,500 common shares of
Sutter Gold Mining, Inc., a Canadian corporation;(2) mineral rights on 208.50 acres of the Argonaut Mine located in Amador County, California. During
2007, AUGM sold
155,500 shares of Sutter Gold Mining stock for a net income of $34,020. This amount was used to pay down the loan from Mother Lode Gold Mines Consolidated. As of December 31, 2007, the loan from MLGM was $209,041 (principal and accrued interest).

AUGM has 7,169,925 shares of common stock issued and outstanding (the only security).
MLGM owns 3,456,159 common shares or 48.20%.

C. Managements Discussion of Actions by the Securities and
Exchange Commission. On
September 8, 2005, the Company received a letter from the Securities and Exchange
Commission that cited several areas of concern and needed clarification in the December 31, 2004 Form 10KSB filing. One issue was the absence of audited financial statements for the year ending December 31, 2004. A letter of response was submitted to the SEC on October 16, 2005 and electronically filed on March 2, 2006. A revised
Form 10KSB/A was electronically filed on October 3, 2006.

On February 21, 2006, the Company received a letter from he Securities and Exchange
Commission that again cited the need for audited financial statements for the period ending December 31, 2004. The Companys response letter dated October 27, 2006 was electronically filed on October 27, 2006. That letter stated
"The Company appreciates
the necessity of completing the necessary audit requirements by an independent accountant and is working diligently toward that objective" and also is in the process of preparing a current shareholders list accordingly.

As of the date of this report, the audit has not been initiated;
 however the Company
has offered to provide an Audit Review by a Certified Public
 Accountant, prior to
completing the necessary legal preparations for a
 possible merger with Pacific
FarEast Minerals, Inc., an Investee Company.

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements (Unaudited)
		(a) Balance Sheets as of December 31, 2007 and 2006.
(b) Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
(c) Statements of Cash Flow for the Years Ended December 31, 2007, 2006 and 2005.
(d) Statements Shareholders Equity for the Years Ended December 31, 2007, 2006 and 2005.

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

(The balance of this page intentionally left blank)



SELECTED FINANCIAL DATA. The following table is derived form the Financial Statements of the Company incorporated by reference in this report. The
Financial Statements
have been prepared in accordance with generally accepted accounting principles, except as described in notes to the Companys Financial
 Statements for the year ended
December 31, 2007. This information should be read in conjunction with such Financial
Statements and the Notes thereto.

Year ended December 31,     2007 		2006          2005         2004        2003
(Dollars in thousands, except per share figures)
A.Income
A. Total Revenues           $13            	$13           $71          $16        $5
$5
	B. Income Gain(Loss) From Continuing Operations
1. Dollars                $(176)        	$(146)       $(27)       $(707)     $(76)
2. Per Share,
A. Primary             $(.024)       $(.020)      $(.004)     $(.108)   $(.012)
B. Fully Diluted       $(.024)       $(.020)	      $(.004)     $(.108)   $(.012)
C. Total Assets              $126          $309         $453        $530      $1,242
D. Long Term Debt            $0            $8           $8          $83       $77
E. Cash Dividends
 Declared/Paid               None          None         None         None       None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES The Company did adopt on February 11, 2004, a
Charter of the Audit Committee of the Board of Directors.

Item 307, Regulation S-B: The Companys disclosure controls and procedures meet the need of the Company. The Company is inactive and hence receives no operating income. The only cash receipts in 2007 were $410.00 for stock transfers (the
Company acts as its own transfer agent) and $34,020 from AUGM to pay down their debt obligation to the Company. Operating expenditures are limited to bank fees,
State of California minimum income tax and an annual fee for director registration with the California Secretary of State. The Company loaned $28,600 to PFEM.

Item 308, Regulation S-B: Items (1) thru (3) are complied with under the Companys
Charter of the Audit Committee. Item (4) has not been done, as the audit for the
Company has not been completed at this time. As disclosed elsewhere, the Company does not know when the audit will be completed, however at that time the Company
will comply with this requirement.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2007 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the table, each person named below has sole voting and investment power with respect to the shares beneficially owned by him.

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

                                                               Common Stock
                                                               Beneficially
                                               <c>             Owned as
<c>                  <c>    <c>                Position        of December 31, 2006
  Name               Age    Positions(2)             Held Since      Shares     Percent(1)
Peter S. Adams       56    Director (ABC)        1984           369,302(3)     4.85%

Byron S. James      75     Director,
                           Secretary
                           Chief Financial
                           Officer (C)            1976(4)         870,984(5)   11.44%

Kevin J. Keen       57     Director (B)           2004           177,596(6)    2.33%

Frank M. Orrell     74     Director,
                           Chairman,
                           Chief Executive
                           Officer (AC)           1974          1,823,471(7)   23.96%

Paul Yuan           52     Director               2006                  0         0%

All officers and directors as a group:                          3,215,436      42.23%

Board Committees: (A) Executive and Compensation (B) Audit (C) Merger

Footnotes to Table of Directors and Officers

1. Percentages are based on 7,530,466 total outstanding common shares plus Series A deferred compensations options that could have been converted to 81,221 common shares by December 31, 2007.

2. For directors, the term of office is until the next annual meeting of shareholders, for which no date has been determined. For officers, the term of office is until the next annual meeting of the Board of Directors, tentatively planned to be
held immediately following the annual meeting of shareholders, unless the Board of
Directors removes an officer during his or her term.

3. Includes 353,683 owned as a beneficiary under one of the four trusts created by
Frank S. Adams, a deceased founder of the Company, for his three surviving children:
Peter S. Adams, Analisa Adams, and Nora Adams Todenhagen, respectively. The co-trustees of each of such trusts are Nora A. Todenhagen and Peter S. Adams, a director.

4. Mr. James became a director in 1988.

5. Includes 838,333 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a maximum of 25,917 shares of common stock on December 31, 2007.

6. Includes 177,596 Shares owned by Boydstun & Klingner, CPA, which Mr. Keen is a partner.

7. All of the 1,823,471 shares are owned by the Orrell
Family Trust, of which Frank
M. Orrell and his wife are trustees for the benefit of their children. Effective
September 30, 2005 all Series A options held by the Orrell Family Trust have been donated to the SunShu Deserving Student Fellowship. When the options are exercised,
the common stock is issued in the name of the SunShu Deserving
Student Fellowship.

Note: Each person named above holds the same position(s) with the Companys investee companies, Amador United Gold Mines and Pacific FarEast Minerals, Inc.

Narrative Information Concerning the Directors and Officers of the Company

Peter S. Adams has been an Account Manager with Sun Microsystems since July 1999. Mr.
Adams is the son of Frank P. Adams (deceased), a founder of Mother
 Lode Gold Mines
Consolidated.

Byron S. James has, since November 1999 been an independent financial and real estate consultant, during which time he was Assistant to the Chairman,
 Merchants Group
International, a merchant banker; Senior Vice President, Finance for Auto Center
Enterprises, Inc.

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

Paul Yuan, is a native of the Peoples Republic of China, and since
 January 1989, a
resident of the United States. Since November 2003, he has
 been a mining consultant
to Pacific FarEast Minerals, Inc. He serves as the primary liaison of Pacific FarEast
Minerals, Inc. with the Chengde Great Wall Minerals
 company; from April 2003 to
November 2003, Regional Manager, China for Golden Cycle Gold
 Corporation; from
January 2002 to August 2002, he was affiliated with Applied
Materials and Pro Source,
Inc.; from July 1999 to July 2001, an engineer with Axon Photonics.

All Forms 3, 4, and/or 5 required to be filed by all Directors and officers have been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

A. 2007 Compensation

The Board establishes the levels of compensation for the active executives. No cash payments for executive salary have been made since October 1988 and no options for deferred for deferred compensation options for the Class A
Preferred, convertible
stock of the Company have been granted since June 1998.

B.	Stock Options

The Company had no active stock option plans as of December 31, 2007. Two stock option plans (a) 1995 Plan and (b) Directors' Plan, both expired on June 19, 2005.

1995 Plan: The purpose of this Plan was to attract, retain and motivate employees and/or consultants by providing for, or increasing, their proprietary interests in
the Company. None of the options granted under this Plan were exercised and there are no outstanding options as of December 31, 2007.

Directors' Plan: This Plan expired on June 19, 2005. None of the options granted under this Plan were exercised and there are no outstanding options as of December
31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2007 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lodes common stock were:


       Names and Address of      <c>                              <c>
       Beneficial Owner           Amount and Nature                Percent
       of Common Stock          of Beneficial Ownership            of Class1
       Byron S. James                  870,9842                               11.44%
       1312 Concannon Boulevard
       Livermore, CA 94550

       Frank M. Orrell               1,823,4713                    23.96%
       1312 Concannon Boulevard
       Livermore, CA 94550

1. Percentages are based on 7,322,438 total outstanding common shares plus Series A deferred compensations options that could have been converted to 81,221 common shares by December 31, 2007.

2. Includes 838,333 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee; and additional options which could have been converted to a maximum of 25,917 shares of common stock on December 31, 2007.

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

B. Reports on Form 8-K: During the year 2007, the Company did not file any 8-K reports.



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

MOTHER LODE GOLD MINES CONSOLIDATED
By:



o/s Frank M. Orrell			 o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: May 5, 2008	Date: May 5, 2008


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
Chief Financial
Officer, respectively of Mother Lode Gold Mines Consolidated
(the "Company"), do
certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the annual period ended
December 31, 2007(the "Report") fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company
to the best of our knowledge.




o/s Frank M. Orrell			 o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: May 5, 2008	Date: May 5, 2008

(The balance of this page intentionally lefty blank)



I, Frank M. Orrell, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother
 Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects
the financial condition, annual report;
       4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is
made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
       6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal
 controls subsequent to the
date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: May 5, 2008


	o/s Frank M. Orrell
       Chairman, CEO


I, Byron S. James, certify that:
       1. I have reviewed this annual report on Form l0KSB of Mother Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects
the financial condition, annual report;
       4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the
 registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material
information relating to the registrant, including its consolidated subsidiaries is
made known to us by others within those entities particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
 Evaluation
Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
       6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: May 5, 2008

o/s Byron S. James
Secretary, CFO

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
For the Years Ending December 31, 2007 and 2006 (Unaudited)
ASSETS
                                                              December 31    December 31
                                                                 2007           2006
                                                              (Unaudited)    (Unaudited)
Current Assets
     Cash                                                      $1,158             $42

Total current assets                                            1,158              42

Other Assets
     Loan receivable, Amador United Gold Mines                209,041   .      230,524
     Investment, Amador United Gold Mines                     (65,189) .       (21,129)
     Loan receivable, Pacific FarEast Minerals                .24,494          230,524
     Investment, Pacific FarEast Minerals                     (43,232)         100,025
     Prepaid State Taxes                                           25                0

Total other assets                                            125,139          309,420

TOTAL ASSETS                                                 $126,297         $309,462

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Accounts payable                                          $2,700           $1,200

Total current liabilities                                       2,700            1,200

Non-current liabilities
     Notes payable
     Note Payable, Pacific FarEast Minerals, Inc.                   0            8,210

Total non-current liabilities                                       0            8,210

Stockholders equity
     Common stock, without par value,
     Authorized, 15,000,000 shares:
     Issued and outstanding, December 31
     2007:7,530,466
     2006:7,322,438                                         7,410,741         7,331,933
Paid-in capital representing rights to acquire
a maximum of 84,304 shares (Note 4)                            23,495           102,302
Deficit accumulated                                        (7,310,339)       (7,134,184)

Net stockholders equity                                       123,597            300,051

                                                             $126,297  .        $309,462





See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For the Years Ending December 31, 2007, 2006 and 2005 (Unaudited)
                                                      Year Ended   Year Ended    Year Ended
                                                        Dec. 31      Dec. 31       Dec. 31
                                                         2007         2006          2005
Revenues:
Income from asset write-off                        $     0            $0     $ 58,303
Interest income                                     12,649        12,630       12,626
Miscellaneous income                                   410           170           20

                                                        13,059        12,800       70,949

Expenses
Legal and accounting                                    145           125          125
Property payments                                         0             0        2,400
Interest expense                                        270           538        5,357
Other administrative expense                          1,481         1,418          158
California Franchise tax                                  0             0            0

                                                         1,896         2,081         8,040

Net operating Loss                                     $11,163       $10,719      $62,909)

Other
Investee Loss, Amador United Gold Mines                (44,060)       (6,683)       16,738
Investee Gain, Pacific FarEast Minerals               (143,257)     (149,663)    (106,377)

                                                      (187,317)     (156,346)    ( 89,639)

Net Loss                                             $(176,154)    $(145,627)   $( 26,731)

Primary gain/loss per share                            $(0.024)      $(0.020)     $(0.004)
Fully diluted gain/loss per share                      $(0.024)      $(0.020)     $(0.004)

(The balance of this page intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For the Years Ending December 31, 2007, 2006 and 2005 (Unaudited)

                                                       Year Ended   Year Ended    Year Ended
                                                         Dec. 31      Dec. 31       Dec. 31
                                                          2007         2065          2005

Cash flows from Operations and Other:                 $(176,154)    $(145,627)    $( 26,731)
Adjustments to reconcile net loss to
net cash used in operations:
(Inc)Dec in loans receivables                       (3,013)       (12,773)      (12,772)
(Inc)Dec in property due to abandonment                 (0)            (0)      (58,303)
Inc(Dec) in advances to PFEM                             0              0            0
Inc(Dec) in accounts payables                        1,200          1,200)      (43,883)
Increase(Decrease) in income taxes payable	             (25)            25           (25)

Gross cash used in operations                          (177,992)      (157,125)     (141,714)

Cash flow from Financing:
Net cash provided in financing:                      (8,210)           638       52,116

Net cash provided by financing activities            (8,210)           638       52,116

Cash Flows from Other
Equity in Amador United Gold Mines                    44,060         6,683     (16,738)
Equity in Pacific FarEast Minerals                   143,257       149,663      106,377
Net cash provided by Other                           187,317       156,346       89,639

Net increase (decrease) in cash                            1,115          (141)          41
Cash, beginning of period                                   __43           183          143
Cash, end of period                                       $1,158           $42         $183


Supplemental disclosure of cash flow information:

Cash paid for state income tax:                              $25            $25         $25

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS EQUITY
For the Years Ending December 31, 2007, 2006 and 2005 (Unaudited)

1096






	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital<F1>	Deficit		Equity

December 31, 2004	6,692,814	$6,953,206	$412,258	$(6,961,826)	$403,639

Conversion of long term debt
	to common shares	213,568	68,771
Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(26,731)	(26,731)
Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	208,028	  78,807	(78,807)	0
Net gain/(loss)	        0	         0	       0	   (94,666)  (94,666)
Balance at December 31, 2007	7,530,466	$7,410,740	$23,495	$(7,228,850)	$205,305

<F1>
(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2005	333,900 shares
December 31, 2006	125,872 shares
December 31, 2007	 84,304 shares

 (The balance of this page intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED/
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1.	HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Mother Lode Gold Mines Consolidated (the "Company") was incorporated February 8, 1974, under the laws of the State of California. The Company currently has no activities of its own and is classified under California tax laws as an "inactive gold mining company".

A.	The accompanying statements for the years 2007, 2006
and 2005 have
 not been audited and
were prepared by the Company.

B.	The accounting records of the Company are maintained on the accrual basis.

C.	No federal income taxes have been paid or are payable by the
Company. Operating loss
carry forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured.
Net operating losses as of
December 31, 2007, based on the past 15 years, are approximately $5.3 million.

D.	For purposes of the statement of cash flows, the Company considers all highly liquid
debt instruments purchased with a maturity of three months or less to be cash equivalents.

E.	Primary earnings (loss) per share amounts are computed based on the weighted average
number of share actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options (Note 4), which are considered to be common stock
equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the Companys stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was 7,530,466 and
7,322,438 at December 31, 2007 and 2006, respectively.

F. As of January 1, 2005 the Company made the following adjustments to the financial status of the company:

a. Accounts Payable in the amount of $43,883 due to Orrell Capital Management, Inc. (owned by Gregory M. Orrell, son of Frank M. Orrell, Chairman) was converted to a long-term note payable at 8% simple interest;

b. Liabilities in the amount of $58,304 which have been outstanding for over three years, and for which no demand for payment has been made during that time, were written off;

As of December 31, 2005, the Company made the following
 adjustments to the financial
status of the company. The conversion price of the Companys stock was $0.322 per
share. The Board of Directors determined this price, to the extent reasonably
possible, to be fair, equitable and just for the shareholders of the Company.

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

DESCRIPTION OF INVESTEE COMPANIES

A.	Amador United Gold Mines.  The Company incorporated Amador
 United Gold Mines
("Amador") in California on March 1, 1984. The Company owns 48.20%
 of the outstanding
shares of the common stock of Amador as of December 31, 2007.
There was no activity
by Amador in 2007, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns (1) 110,500 common shares of Sutter Gold Mining, Inc., a Canadian corporation, and (2) the mineral rights on 208.50 acres of the Argonaut Mine in
Amador County, California.

B.	Pacific FarEast Minerals, Inc. The company incorporated
 Pacific FarEast
Minerals, Inc. (PFEM) as a Nevada Corporation on July 26, 1996.
The Company owns
28.18% of the outstanding shares of the common stock of PFEM as of December 31, 2007.
The activity of PFEM is further described in Item 6, Managements
Discussion and
Analysis of this report.

3.	MINING PROPERTIES

The Company has no mining properties. Its investee company, Amador United Gold Mines holds the mineral rights to 208.50 acres of the former Argonaut mine in Amador
County, California.

4. STOCK OPTION PLANS

	As of December 31, 2007 the Company had no active stock option plans, and none have been authorized since that date. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. As of December 31, 2007, there are no outstanding options under either plan.

A. Compensatory options issued for services and/or in satisfaction of i ndebtedness of
Mother Lode Gold Mines Consolidated:

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

During 2007, 37,892 options were exercised for a total of 208,028 common shares of
MLGM. As of December 31, 2007: (a) a total of 22,928 options for of Series A preferred shares were outstanding for salaries and fees due officers and others, at prices ranging from $10.00 to $0.75 per share of preferred stock, and (b)the corresponding maximum number of common shares is 84,304 if these outstanding Series A
Options are held until the tenth anniversary.

<captions>
                                               Preferred
                                               Shares              Amount of
                           Exercise            Under               Expense or
                          Price/Share          Option              Debt Relief
Maximum, 10 year class	   $0.0001              15,356
                                              15,356              $23,495

(2). Options on Series B Preferred stock totaling 25,069 shares were issued in June
1996 to property owners for payment of delinquent lease fees. No
Series B options
were exercised and all options expired in June 2006.

B	A summary of the changes in outstanding Common Shares
 of Mother Lode Gold Mines
Consolidated (MLGM) under option follows:

1.Series A, 10 Year Expiration Class, Maximum Shares of Common Stock

Balance January 1, 2007
     Series A Preferred, 10 Year Expiration Class                    125,872
     Series A Preferred, 10 Year Expiration Class                    (41,568)
Balance, December 31, 2007                                            84,304

2. Non-incentive Stock Options

Balance January 1, 2007                                              100,000
    Options expired April 21, 2007                                  (100,000)
    Options Issued                                                         0
Balance, December 31, 2007                                                 0


5.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by
Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore,
 California, a
one-story office building in a suburban office park. PFEM charges the Company $100
per month as its fair share of the monthly rent and related expenses.

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2007, 2006 and 2005

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES

                       Indebtedness of:                               Indebtedness to:
                       Balance at                         Balance     Balance at                        Balance
Name of Person/Entity  Beginning  Additions  Deductions   at End      Beginning  Additions  Deductions   at End

YEAR 2007
Unsolicited Investee Companies
Amador United Gold Mines  $230,523  $12,763    $(34,245)  $209,041
Pacific FarEast Minerals, Inc.   0   23 602                 23,602.     $8,210       $474     $(8,684)       $0
Balances, Dec 31,2007     $230,523  $36,365    $(34,245)  $232,643	      $8,210       $474	     $(8,684)       $0

YEAR 2006
Unsolicited Investee Companies
Amador United Gold Mines  $217,800  $12,773               $230,523
Pacific FarEast Minerals, Inc.                                          $7,572       $638        $0      $8,210
Balances, Dec 31,2006     $217,800  $12,773               $230,523	      $7,572       $638	         0      $8,210

YEAR 2005
Unsolicited Investee Companies
Amador United Gold Mines  $205,028  $12,772              $217,800
Pacific FarEast Minerals, Inc.                                         $4,112       $3,460        $0     $7,572

Other Affiliates
Frank P. Adams Trust                                                     9,790         630    	10,420          0
Frank M. Orrell                                                          7,361         493     7,854          0
Jacklyn A. Orrell                                                        2,964         187     3,151          0
Byron S. James                                                               0         452       452          0
Balances, Dec 31,2005    $205,028  $12,772               $217,800	       $24,227      $5,222	   $21,877     $7,572





MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2007, 2006 and 2005

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      Balance at       Additions                             Balance at
                     Start of Year     	at Cost     Retirements	     Other     End of Year
Classification

December 31, 2007
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0

December 31, 2006
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0


December 31, 2005
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0



SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                      Balance at       Additions                             Balance at
                     Start of Year     	at Cost     Retirements	     Other     End of Year

Classification
December 31, 2007
Equipment                 $50,480                                                $50,480

Classification
December 31, 2006
Equipment                 $50,480                                                $50,480

December 31, 2005
Equipment                 $50,480                                                $50,480

(The balance of this page intentionally left blank)



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		26

Note: Exhibits 2, 3, 4, 9, 10, 13, 14, 17, 18, 21, 22, 23, 24, 31 32,
 99 and 100
specified under Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-KSB

(The balance of this page intentionally left blank)






EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-KSB




For the Year Ending
December 31, 2007

Of


MOTHER LODE GOLD MINES CONSOLIDATED

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	12MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	12/31/07 	12/31/06	12/31/05
For the period 2/8/74 thru 12/31/04 (A)

01/01/05 (B)		6,692,814	3			20,078,442
03/31/05 (B)	52,007	6,744,821	3			20,234,463
06/30/05 (B)	52,007	6,796,828	3			20,390,484
09/30/05 (B)	52,007	6,848,835	3			20,546,505
12/31/05 (B)	52,007	7,114,410	3		21,343,230
03/31/06 (BC)	265,575	7,166,417	3		21,449,251
06/30/06 (B)	52,007	7,218,424	3			21,665,272
09/30/06 (B)		52,007	7,270,431	3			21,811,293
12/31/06 (B)	52,007	7,322,438	3		21,967,314
03/30/07 (B)	10,391	7,332,829	3		21,998,847
06/30/07 (B)		10,391	7,343,220	3		22,029,660
09/30/07 (B)		10,391	7,353,611	3		22,060,833
12/31/07 (BD)176,855	7,530,466	0

					88,056,654	86,309,046	81,249,894

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES			7,338,055	7,192,421	6,770,825

NET INCOME/LOSS)				$(176,154)	$(145,637)	$(26,731)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.024)	$(0.020)	$(0.004)

Refer to Notes on Sequential Page 26

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	12MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	12/31/07 	12/31/06	12/31/05
For the period 2/8/74 thru 12/31/04 (A)

01/01/05 (B)		6,692,814	3			20,078,442
03/31/05 (B)	52,007	6,744,821	3			20,234,463
06/30/05 (B)	52,007	6,796,828	3			20,390,484
09/30/05 (B)	52,007	6,848,835	3			20,546,505
12/31/05 (B)	52,007	7,114,410	3		21,343,230
03/31/06 (BC)	265,575	7,166,417	3		21,449,251
06/30/06 (B)	52,007	7,218,424	3			21,665,272
09/30/06 (B)		52,007	7,270,431	3			21,811,293
12/31/06 (B)	52,007	7,322,438	3		21,967,314
03/30/07 (B)	10,391	7,332,829	3		21,998,847
06/30/07 (B)		10,391	7,343,220	3		22,029,660
09/30/07 (B)		10,391	7,353,611	3		22,060,833
12/31/07 (BD)	176,855	7,530,466	0

					88,056,654	86,309,046	81,249,894

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES			7,338,055	7,192,421	6,770,825

NET INCOME/LOSS)				$(176,154)	$(145,637)	$(26,731)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.024)	$(0.020)	$(0.004)

Refer to Notes on Sequential Page 26

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

		Sequential Page Number 1
	Sequential Page 22
	Sequential Page 27