Form 10QSB
period 2008-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2008-08-11
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: March 31, 2008

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

(925) 606-5939
Issuers telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and records required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes ? No ?

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of March 31, 2008	7,572,618

Transitional Small Business Disclosure Format (Check One): Yes ?  No X

	  Total Pages:   16
	Exhibit Index on Page: 10




	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2008. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008


TABLE OF CONTENTS

Balance Sheets as of March 31, 2008 and December 31, 2007

Statement of Operations for the 3-month periods ending
March 31, 2008 and 2007	4

Statement of Cash Flows for the 3-month periods ending
March 31, 2008 and 2007	5

Statements of Stockholders Equity from December 31, 2004
to March 31, 2008	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
March 31, 2008 and December 31, 2007 (Unaudited)

ASSETS
	March	December 31
	2008	20076
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  519	$  1,158
Total Current Assets	  519	 1,158

Other Assets
	Loan Receivable, Amador United Gold Mines	199,949	209,041
	Investment, Amador United Gold Mines	(84,176)	(65,189)
	Loan Receivable, Pacific FarEast Minerals, Inc.	36,091	 24,494
	Investment, Pacific FarEast Minerals, Inc. 	 (78,254)	(43,232)
	Pre-paid State Taxes	     25	     25
Total other assets	73,635	125,139

	Total Assets	$74,154	$126,297

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$2,700	$2,400

	Total current liabilities	2,700	2,400

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2008: 7,572,618
	2007: 7,332,829	7,422,488	7,410,741
Paid-in capital representing rights to
acquire a maximum of 42,152 shares
(See Note 3)	11,747	 23,495
Deficit accumulated	(7,362,781)	(7,310,339)
Net Stockholders equity	71,454	123,597

	Total Liabilities and Shareholders Equity	$74,154	$126,297

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months for Periods Ending March 31, 2008 and 2007
(Unaudited)
	Three Months Ended
	Mar 31	Mar 31
	2008	2007
	(Unaudited)	(Unaudited)
Pre-operating revenues:
Interest Income	2,044	3,087
Miscellaneous income	     70	   280

		  2,114	  3,367

Pre-operating Expenses
	Legal and accounting	 25	 45
	Lease Expense-Office	300	300
	Interest expense	  0	134
	Other administrative expense	198	76
	California Franchise tax	   25	     0

		   548	  555

Net Operating Income (Loss)	 1,566	 2,812

Investment Income
Amador United Gold Mines (Loss)	(18,987)	(1,511)
Pacific FarEast Minerals (Loss)	(35,022)	(24,314)

		(54,009)	(25,825)

Net Income (Loss)	$(52,443)	$(23,013)

Primary gain/(loss) per share	$(0.007)	$(0.003)

Fully diluted gain/(loss) per share	$(0.007)	$(0.003)



See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Three Month Periods Ending March 31, 2008 and 2007
(Unaudited)
		Three Months Ended
	Mar 31	Mar 31
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from Operations:	$(52,443)	$(23,013)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(2,505)	(2,886)
	Inc (Dec) in accounts payables	300	300
	Inc (Dec) in income taxes payable	        	     (25)

Net cash provided (used) in operations	(54,648)	(25,624)

Cash flow from Financing:
Changes in notes payable	     0	   134

Net cash provided (used) financing	     0	   134

Investment Income
	Equity loss in Amador United Gold Mines	 18,987	  1,511
	Equity loss in Pacific FarEast Minerals, Inc. 	35,022	24,313

Net Cash provided by Investment	54,009	25,824

	Net increase (decrease) in cash	$(639)	$334
	Cash, beginning of period	1,158	  41
	Cash, end of period	$ 519	$375

A. Supplemental disclosures of cash flow information:
Income Taxes	$  25	$ 25

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	 208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	 208,028	 78,807	(78,807)
Net gain/(loss)	        0	         0	       0	(176,154)	(176,154)
Balance at December 31, 2007	7,530,466	$7,410,740	$ 23,495	$(7,310,338)	$123,897

Issuance of common stock upon exercise
of Series A stock options	 42,152	11,747	(11,747)	0
Net gain/(loss)	        0	         0	       0	(52,443)	(52,443)

Balance at March 31, 2008	7,572,618	$7,422,488	$ 11,747	$(7,362,781)	$71,454

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2006	125,872 shares
December 31, 2007	 84,304 shares
March 31, 2008	 42,152 shares



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Form 10-QSB instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 200.24 acres of the former Argonaut Mine in Amador County, California.

3.	STOCK OPTION PLANS

	The Company has no active stock option plans as of March 31, 2008. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors Stock Option Plan, both expired June 19, 2005. At the time of granting, the options were valued at the amount of the salary or other amounts owed, and were recorded in these amounts as paid-in capital, with offsets to expense, or accounts payable as appropriate. Granted options expire on the tenth anniversary of the grant date. Under the 1995 plan, 100,000 options expired April 21, 2007. As of the date of this report, there are no options outstanding under either (1) the 1995 Stock Option Plan or (2) the Directors Stock Option Plan

B. Compensatory options issued for services and/or in satisfaction of Company indebtedness.

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

Through March 31, 2008, a total of 41,874 options for preferred shares were issued and outstanding for salaries and fees to officers and others, at prices ranging from $1.53 to $10.00/share of preferred stock

Shares on			Exercise		Common Shares 	Amount of Expense
Conversion			Price/Share	 	Under Option   	or Debt Relief

Maximum, 10 years class:	.0001	21,035	$46,722

b. All options of Series B preferred stock expired in June 2006. These options were callable at $10 per share, $.0001 exercise price, each convertible to


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
3.	Stock Option Plans - continued

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

c. A summary of the changes in options outstanding Common Shares of Mother Lode Gold Mines Consolidated, as of March 31, 2008 follows:

Series A Compensatory Options, Maximum Shares of common stock:

Balance January 1, 2008
   Series A Preferred, 10-year expiration class	84,304

   Net Changes, 2008
   Series A Preferred, 10-year expiration class	(42,152)
Balance, March 31, 2008	 42,152


4.	OFFICE LEASE

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the First Quarter of 2008 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 23.67% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

During the First Quarter 2008, Amador United Gold Mines, an investee company, paid down the loan made by the Company in the amount of $10,955. The balance of the loan, principal and accrued interest, was $199,949 as of March 31, 2008.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the First Quarter 2008 was $70. The company's minimal expenses to maintain operations of the Company are, when required,
paid by private loans from officers and directors of the Company.

During the First Quarter 2008, the Company made an additional loan of $11,872 to Pacific FarEast Minerals, Inc., with an annual simple interest of 8%. The balance, principal and accrued interest at March 31, 2008 was $36,091.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a First Quarter 2008 loss of $52,443, compared with a loss of $23,013 for the First Quarter 2007. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between June 30, 1988 and June 30, 1998. To date, 350,000 shares have been authorized, of which 15,356 options remain active.

As of March 31, 2008, there were 7,572,618 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of March 31, 2008, and for the three-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the First Quarter 2008. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

	B. - Pacific FarEast Minerals, Inc. (PFEM). During the First Quarter of 2008, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, The Peoples Republic of China

As of March 31, 2008, there were 8,161,358 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,074,591 shares, or 25.42%, of the common stock of Pacific FarEast Minerals, Inc.

Other As of January 13, 2006, Orville E. Anderson, Director, President and Chief Operations Officer of PFEM resigned. Mr. Anderson was formerly a Founder of PFEM and a member of the Executive Committee. PFEM and the remaining Founders of the company believed that by his resignation, Mr. Anderson violated certain tenants of the Founders Agreement dated July 13, 1998. Effective December 11, 2007, a settlement was reached whereby Mr. Anderson surrendered his 2,040,000 shares of Founder's stock and received in return 625,000 shares of common stock of PFEM.

Item 3. Disclosure Controls and Procedures

(a) The principal executive and financials officers of the Company are of the opinion that all required disclosures have been properly made

(b) The have been no changes in the internal controls for financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:	Not Applicable.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:

Item 6. Exhibits

Exhibit 11, Statement re Computation of Per Share Earnings 	Page 16

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

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: July 28, 2008	o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: July 28, 2008		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer




CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2008 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.


Date: July 28, 2008		o/s Frank M. Orrell
		Frank M. Orrell
		Chairman, CEO


Date: July 28, 2008			o/s Byron S. James
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



Date: July 28, 2008		o/s Frank M. Orrell
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



Date: July 28, 2008		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/08 	3/31/07	12/31/07

For the period 2/8/74 thru 12/31/05 (A)
01/01/06 (B)		7,114,410	3
03/31/06 (B)	265,575	7,166,417	3
06/30/06 (B)	52,007	7,218,424	3
09/30/06 (B)		52,007	7,270,431	3
12/31/06 (B)	52,007	7,322,438	3			21,967,314	21,967,314
03/30/07 (B)	10,391	7,332,829	3				21,998,847
06/30/07 (B)		10,391	7,343,220	3						22,029,660
09/30/07 (B)		10,391	7,353,611	3					22,060,833
12/31/07 (B)		176,855	7,530,466	3		22,591,398
03/31/08 (BD) 42,152	7,572,618

					22,591,398	21,967,314	88,056,654

MONTHS					3	 3	12

WEIGHTED AVERAGE SHARES			7,530,466	7,322,438	7,338,055

NET INCOME/LOSS)				$(52,443)	$(23,013)	$(176,154)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.007)	$(0.003)	$(0.024)


Refer to Notes on Sequential Page 16

(The balance of this page is intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 3/31/08 	3/31/07	12/31/07

For the period 2/8/74 thru 12/31/05 (A)
01/01/06 (B)		7,114,410	3
03/31/06 (BC)	265,575	7,166,417	3
06/30/06 (B)	52,007	7,218,424	3
09/30/06 (B)		52,007	7,270,431	3
12/31/06 (B)	52,007	7,322,438	3			21,967,314	21,967,314
03/30/07 (B)	10,391	7,332,829	3				21,998,847
06/30/07 (B)		10,391	7,343,220	3						22,029,660
09/30/07 (B)		10,391	7,353,611	3					22,060,833
12/31/07 (B)		176,855	7,530,466	3		22,591,398
03/31/08 (BD) 42,152	7,572,618

					22,591,398	21,967,314	88,056,654

MONTHS					3	 3	12

WEIGHTED AVERAGE SHARES			7,530,466	7,322,438	7,338,055

NET INCOME/LOSS)				$(52,443	$(23,013)	$(176,154)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.007)	$(0.003)	$(0.024)

Refer to Notes on Sequential Page 16

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