Form 10-Q
period 2008-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-08-09
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: June 30, 2008

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the Transition Period from _________to ___________.

	Commission File Number: 0-16468

MOTHER LODE GOLD MINES CONSOLIDATED
(Exact name of registrant as specified in its charter)

	CALIFORNIA	94-2236016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1312 CONCANNON BOULEVARD, LIVERMORE, CA 94550-6004
(Address of principal executive offices)

(925) 606-5939
(Registrants telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Non-accelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of June 30, 2008	7,614,770


	  Total Pages:   16
	Exhibit Index on Page: 10



	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2008. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008


TABLE OF CONTENTS

Balance Sheets as of June 30, 2008 and December 31, 2007	3

Statement of Operations for the 6-month periods ending
June 30, 2008 and 2007.	4

Statement of Cash Flows for the 6-month period ending
June 30, 2008 and 2007	5

Statements of Stockholders Equity from December 31, 2005
to June 30, 2008	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
June 30, 2008 and December 31, 2007 (Unaudited)
ASSETS
	June	December 31
	2008	2007
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$  542	$1,158

Total Current Assets	  542	 1,158

Other Assets
	Loan Receivable, Amador United Gold Mines	203,798	209,041
	Investment, Amador United Gold Mines	(85,548)	(65,189)
	Loan Receivable, Pacific FarEast Minerals, Inc	36,792	24,494
	Investment, Pacific FarEast Minerals, Inc. 	(127,219)	(43,232)
	Pre-paid State Taxes	   25	   25

Total other assets	27,848	125,139

	Total Assets	$28,390	$126,297

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$3,300	$ 2,700

	Total current liabilities	3,300	2,700

Stockholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, June 30,
	2008: 8,455,525
	2007: 7,218,424	7,434,235	7,410,741
Paid-in capital representing rights to
acquire a maximum of 0 shares
(See Note 3)	 0	 23,495
Deficit accumulated	(7,409,145)	(7,310,339)
Net Stockholders equity	25,090	123,297

	Total Liabilities and Shareholders Equity	$28,390	$126,297

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending June 30, 2008 and 2007
(Unaudited)

	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)

Pre-operating revenues:
	Interest Income	2,044	3,155	6,594	6,242
	Miscellaneous Income	    70	     55	   135	    335

		 2,114	  3,210	 6,729	  6,577

Pre-operating Expenses
	Legal and accounting	 25	  0	 25	45
	Interest expense	0	  136	0	  270
	Other administrative expense	498	342	1,140	709
	California Franchise tax	   25	     0	    25	   10

		   548	  478	1,190	1,034

Net Operating Income (Loss)	 1,566	 2,732	5,539	5,543

Investment Income
Amador United Gold Mines (Loss)	(18,987)	(1,655)	(20,359)	(3,166)
Pacific FarEast Minerals (Loss)	(35,022)	(28,540)	(83,987)	(52,854)

		(54,009)	(30,135)	(104,346)	(56,020)

Net Income (Loss)	$(52,443)	$(28,463)	$(98,807)	$(50,477)

Primary gain/(loss) per share	$(0.007)	$(0.004)	$(0.013)	$(0.007)

Fully diluted gain/(loss) per share	$(0.007)	$(0.004)	$(0.013)	$(0.007)

(The balance of this page is intentionally left blank)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending June 30, 2008 and 2007
(Unaudited)
		Six Months Ended
	Jun 30	Jun 30
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(98,807)	$(50,477)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(7,055)	(6,042)
	Inc (Dec) in accounts payables	900	    600
	Inc (Dec) in income taxes payable	    (25)	   (25)

Net cash provided (used) in operations	(104,962)	(55,944)

Cash flow from Financing:
Changes in notes payable	      0	   (32)

Net cash provided (used) financing	      0	    (32)

Investment Income
	Amador United Gold Mines	 20,359	  3,166
	Pacific FarEast Minerals, Inc. 	83,987	52,854
Net Cash provided by Investment	104,346	56,020

	Net increase (decrease) in cash	$ (616)	$  44
	Cash, beginning of period	1,159	  43
	Cash, end of period	$ 543	$ 87

A. Supplemental disclosures of cash flow information	$  25	$ 25

(The balance of this page is intentionally left blank)

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	208,028	  78,807	(78,807)	0
Net gain/(loss)	        0	         0	       0	   (94,666)  (94,666)
Balance at December 31, 2007	7,530,466	$7,410,740	$23,495	$(7,228,850)	$205,305

Issuance of common stock upon exercise
of Series A stock options	 84,304	  23,495	(23,495)	0
Net gain/(loss)	        0	         0	       0	   (180,295)  (180,295)
Balance at June 30, 2008	7,614,770	$7,434,235	$0	$(7,409,145)	$25,090

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2008	 0 shares
December 31, 2007	84,304 shares
June 30, 2008	0 shares

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2007

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

As of June 30, 2008, no options for preferred shares, which could be converted to common shares, are either issued or outstanding.

(The balance of this page is intentionally left blank)




ii).Changes in compensatory options outstanding, as of June 30, 2008 follows:

Compensatory Options, Maximum common shares under Option:

   Balance, January 1, 2008,
   Series A Preferred, 10-year expiration class	84,304

   Net Changes, 2008
   Options exercised,
   Series A Preferred,10-year expiration class	(84,304)
   Balance, June 30, 2008	       0

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the Second Quarter of 2008 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 25.04% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the Second Quarter 2008 was $135. The companys minimal expenses to maintain operations of the Company are, when required,
paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Second Quarter 2008 loss of $98,807 compared with a loss of $50,477 for the Second Quarter 2007. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between June 30, 1988 and June 30, 1998. To date, 350,000 shares have been authorized, of which no options remain active.

As of June 30, 2008, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of June 30, 2008, and for the six-month period then ended, were prepared by the Company and have not been audited or reviewed by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the Second Quarter 2008. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers. During the first six months of 2008, AUGM sold 67,500 shares of SGM and paid down the loan from MLGM by $10,545.

On April 21, 2006, the Board of Directors for AUGM appointed a Merger Committee to determine the necessary steps required to effect a possible merger of Mother Lode Gold Mines Consolidated and Amador United Gold Mines. No action has been taken as of June 30, 2008.

B. - Pacific FarEast Minerals, Inc. (PFEM). During the Second Quarter of
2008, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, China

During the Second Quarter 2008, through a Private Placement Memorandum, dated February 2, 2008, PFEM raised $176,500 which corresponded to 294,167 common shares of PFEM. The offering price was $0.60 per common share

As of June 30, 2008, there were 8,455,525 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 25.04% of the common stock of Pacific FarEast Minerals, Inc.

Other: As of January 13, 2006, Orville E. Anderson, Director, President and Chief Operations Officer of PFEM resigned. Mr. Anderson was formerly a Founder of PFEM and a member of the Executive Committee. PFEM and the remaining Founders of the company believed that by his resignation, Mr. Anderson violated certain tenants of the Founders Agreement dated July 13, 1998. Effective December 11, 2007, a settlement was reached whereby Mr. Anderson surrendered his 2,040,000 shares of Founder's stock and received in return 625,000 shares of common stock of PFEM.

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

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: August 2, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: August 2, 2010		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10Q of the Company for the quarterly period ended June 30, 2008 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.

Date: August 2, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: August 2, 2010		o/s Byron S. James
	Byron S. James,
	Chief Financial Officer

(The balance of this page is intentionally left blank)




I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0Q of Mother Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation
as of the Evaluation Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 2, 2010		o/s Frank M. Orrell
	Chairman, CEO



I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0Q of Mother Lode Gold Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 2, 2010		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

<s> <c>     <c>	     <c>    <c>         <c>      <3>           <c>          <c>          <c>
	CUMULATIVE	3 MO TO 	3 MO TO		6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/08 	6/30/07	6/30/08	6/30/07	12/31/07
For the period 2/8/74 thru 12/31/05 (A)
01/01/06 (B)	52,007	7,114,410	3
03/31/06 (BC)	265,575	7,166,417	3
06/30/06 (B)	52,007	7,218,424	3
09/30/06 (B)	52,007	7,270,431	3
12/31/06 (B)	52,007	7,322,438	3								21,967,314		21,967,314
03/31/07 (B)	10,391	7,332,829	3				21,998,847				21,998,847	21,998,847
06/30/07 (B)	10,391	7,343,220	3								22,029,660
09/30/07 (B)	10,391	7,353,611	3										22,060,833
12/31/07 (B)	176,855	7,530,466	3					22,591,398
03/31/08 (B)	42,152	7,572,618	3	22,717,854					22,717,854
06/30/08 (B)	42,152	7,614,770	0
							45,309,252	43,966,161	88,056,654

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,572,618	7,332,829	7,551,542	7,327,634	7,338,055

NET INCOME/LOSS)				$(52,443)	$(28,463)	$(98,807)	$(50,447)	$(176,154)

EARNINGS/LOSS PER SHARE, FULLUY DILUTED	$(0.007)	$(0.004)	$(0.013)	$(0.007)	$(0.024)


Refer to Notes on Sequential Page 16

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

<s> <c>     <c>	     <c>    <c>         <c>      <3>           <c>          <c>          <c>
	CUMULATIVE	3 MO TO 	3 MO TO		6 MO TO	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/08 	6/30/07	6/30/08	6/30/07	12/31/07
For the period 2/8/74 thru 12/31/05 (A)
01/01/06 (B)	52,007	7,114,410	3
03/31/06 (BC)	265,575	7,166,417	3
06/30/06 (B)	52,007	7,218,424	3
09/30/06 (B)	52,007	7,270,431	3
12/31/06 (B)	52,007	7,322,438	3								21,967,314		21,967,314
03/31/07 (B)	10,391	7,332,829	3				21,998,847				21,998,847	21,998,847
06/30/07 (B)	10,391	7,343,220	3								22,029,660
09/30/07 (B)	10,391	7,353,611	3										22,060,833
12/31/07 (B)	176,855	7,530,466	3					22,591,398
03/31/08 (B)	42,152	7,572,618	3	22,717,854					22,717,854
06/30/08 (B)	42,152	7,614,770	0
							45,309,252	43,966,161	88,056,654

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,572,618	7,332,829	7,551,542	7,327,634	7,338,055

NET INCOME/LOSS)				$(52,443)	$(28,463)	$(98,807)	$(50,047)	$(176,154)

EARNINGS/LOSS PER SHARE, PRIMARY	$(0.007)	$(0.004)	$(0.013)	$(0.007)	$(0.024)

Refer to Notes on Sequential Page 16

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
NOTES TO FULLY DILUTED AND PRIMARY TABLES


NOTES:

(A) Actions taken prior to December 31, 2007

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