Form 10-Q
period 2008-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-08-09
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: September 30, 2008

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


(925) 606-5939
Registrants telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Non-accelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

TRADING SYMBOL: MLGM

	Class	Outstanding
Common Stock, without par value,
as of September 30, 2008	7,614,770

	  Total Pages:   15
	Exhibit Index on Page: 10



	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2008. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008


TABLE OF CONTENTS

Balance Sheets as of September 30, 2008 and December 31, 2007	3

Statement of Operations for the 3-month and 9-month periods ending
September 30, 2008 and 2007.	4

Statement of Cash Flows for the 9-month period ending
September 30, 2008 and 2007	5

Statements of Stockholders Equity from December 31, 2005
to September 30, 2008	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
September 30, 2008 and December 31, 2007 (Unaudited)
ASSETS
	September	December 31
	2008	2007
	(Unaudited)	(Unaudited)
Current Assets
	Cash	$  496	$1,158

Total Current Assets	  496	 1,158

Other Assets
	Loan Receivable, Amador United Gold Mines	206,480	209,041
	Investment, Amador United Gold Mines	(82,462)	(65,189)
	Loan Receivable, Pacific FarEast Minerals, Inc	37,503	24,494
	Investment, Pacific FarEast Minerals, Inc. 	(93,716)	(43,232)
	Pre-paid State Taxes	   25	   25

Total other assets	67,830	125,139

	Total Assets	$68,327	$126,297

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$3,600	$ 2,400

	Total current liabilities	3,300	2,400

Stockholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, September 30,
	2008: 7,614,770
	2007: 7,353,611	7,434,235	7,410,741
Paid-in capital representing rights to
acquire a maximum of 0 shares
(See Note 3)	 0	 23,495
Deficit accumulated	(7,369,508)	(7,310,339)
Net Stockholders equity	64,727	123,897

	Total Liabilities and Shareholders Equity	$68,327	$126,297

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Nine Months for Periods Ending September 30, 2008 and 2007
(Unaudited)

	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)

Pre-operating revenues:
	Interest Income	3,393	3,066	9,986	9,308
	Miscellaneous Income	    0	     15	   135	    350

		 3,393	  3,081	 10,121	 9,658

Pre-operating Expenses
	Legal and accounting	  0	100	 25	145
	Interest expense	0	  0	0	  270
	Office Rent	300	600	1,200	1,200
	Other administrative expense	46	120	286	  229
	California Franchise tax	    0	     0	    25	   10
		   346	  820	1,536	1,854

Investment Income
Amador United Gold Mines (Loss)	(8,167)	12,226	(28,526)	9,060
Pacific FarEast Minerals (Loss)	44,757	42,679	(39,230)	(10,175)
		36,590	54,905	(67,756)	(1,115)

Net Income (Loss)	$39,637	$57,165	$(59,170)	$6,689

Primary gain/(loss) per share	$0.005		$0.008	$(0.008)	$0.001

Fully diluted gain/(loss) per share	$0.005		$0.008	$(0.008)	$0.001

(The balance of this page is intentionally left blank)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Nine Month Periods Ending September 30, 2008 and 2007
(Unaudited)
		Nine Months Ended
	Sep 30	Sep 30
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(59,170)	$6,689
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(10,448)	(690)
	Inc (Dec) in accounts payables	1,200	    1,200
	Inc (Dec) in income taxes payable	    0	   (25)

Net cash provided (used) in operations	(68,418)	7,174

Cash flow from Financing:
Changes in notes payable	      0	   (7,929)

Net cash provided (used) financing	      0	    (7,929)

Investment Income
	Amador United Gold Mines	 28,526	  (9,060)
	Pacific FarEast Minerals, Inc. 	39,230	10,175
Net Cash provided by Investment	67,756	1,115

	Net increase (decrease) in cash	$ (662)	$ 360
	Cash, beginning of period	1,158	  43
	Cash, end of period	$ 496	$403

(The balance of this page is intentionally left blank)

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,678

Issuance of common stock upon exercise
of Series A stock options	208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	208,028	  78,807	(78,807)	0
Net gain/(loss)	        0	         0	       0	   (94,666)  (94,666)
Balance at December 31, 2007	7,530,466	$7,410,740	$23,495	$(7,228,850)	$205,305

Issuance of common stock upon exercise
of Series A stock options	 84,304	  23,495	(23,495)	0
Net gain/(loss)	        0	         0	       0	  (140,658)  (140,658)
Balance at September 30, 2008	7,614,770	$7,434,235	$0	$(7,369,508)	$64,647

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2006	125,872 shares
December 31, 2007	84,304 shares
September 30, 2008	0 shares

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2007

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 204.03 acres of the Argonaut Mine, one of California's largest past gold producers.

3.	STOCK OPTION PLANS

A. The Company has no active stock option plans as of September 30, 2008. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock Option Plan, both expired June 19, 2005. As of the date of this report, there are no options that remain outstanding.

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

As of September 30, 2008, no options for preferred shares, which could be converted to common shares, are either issued or outstanding.

ii).Changes in compensatory options outstanding, as of September 30, 2008 follows:

Compensatory Options, Maximum common shares under Option:

   Balance, January 1, 2008,
   Series A Preferred, 10-year expiration class	84,304

   Net Changes, 2008
   Options exercised,
   Series A Preferred,10-year expiration class	(84,304)
   Balance, September 30, 2008	       0


MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4.	OFFICE LEASE

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the Third Quarter of 2008 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 19.27% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the Third Quarter 2008 was $135. The companys minimal expenses to maintain operations of the Company are, when required, paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Third Quarter 2008 loss of $59,170, compared with a gain of $6,689 for the Third Quarter 2007. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

Options for Series A Preferred stock, convertible to common stock, were issued in lieu of cash compensation for services rendered to the Company between June 30, 1988 and June 30, 1998. To date, 350,000 shares have been authorized, of which no options remain active.

As of September 30, 2008, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of September 30, 2008, and for the nine-month period then ended, were prepared by the Company and have not been reviewed nor audited by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the Third Quarter 2008. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers. During the first nine months of 2008, AUGM sold 67,500 shares of SGM and paid down the loan from MLGM by $10,545.

B. - Pacific FarEast Minerals, Inc. (PFEM). During the Third Quarter of 2008, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, China

During the Third Quarter 2008, through a Private Placement Memorandum, dated February 3, 2008, PFEM raised $101,500 which corresponded to 169,167 common shares of PFEM. The total amounts raised under this PPM are 1,051,673 shares of common stock and $656,201. The offering price was $0.60 per common share.

As of September 30, 2008, there were 8,455,525 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 19.27% of the common stock of Pacific FarEast Minerals, Inc.

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
	Byron S. James,
	Chief Financial Officer


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10QSB of the Company for the quarterly period ended September 30, 2008 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

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
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/08 	9/30/07	9/30/08	9/30/07	12/31/07

For the period 2/8/74 thru 12/31/05 (A)
01/01/06 (A)	52,007	7,114,410	3
03/31/06 (AB)	265,575	7,166,417	3
06/30/06 (A)	52,007	7,218,424	3
09/30/06 (A)	52,007	7,270,431	3
12/31/06 (A)	52,007	7,322,438	3							21,967,314			21,967,314
03/31/07 (A)	10,391	7,332,829	3							21,998,487			21,998,487
06/30/07 (A)	10,391	7,343,220	3				22,029,660		22,029,660			22,029,660
09/30/07 (A)	10,391	7,353,611	3										22,060,833
12/31/07 (A)	176,855	7,530,466	3					22,591,398
03/31/08 (A)	42,152	7,572,618	3					22,717,854
06/30/08 (A)	42,152	7,614,770	3		22,844,310			22,844,310
09/30/08 		0	7,614,770	0
					22,844,310	22,029,660	68,153,562	65,995,461	88,056,294

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,614,770	7,343,220	7,572,618	7,332,829	7,338,055

NET INCOME/LOSS)				$39,637	$57,165	$(59,170)	$6,688	$(176,154)

EARNINGS/LOSS PER SHARE, FULLY DILUTED   $0.005      $0.008   	$(0.008)	$0.001	$(0.024)

NOTES:(A) Conversion to common stock of Series A preferred shares previously issued.

(B) Includes 213,568 shares of common stock issued for cancellation of debt.


(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/08 	9/30/07	9/30/08	9/30/07	12/31/07

For the period 2/8/74 thru 12/31/05 (A)
01/01/06 (A)	52,007	7,114,410	3
03/31/06 (AB	265,575	7,166,417	3
06/30/06 (A)	52,007	7,218,424	3
09/30/06 (A)	52,007	7,270,431	3
12/31/06 (A)	52,007	7,322,438	3							21,967,314			21,967,314
03/31/07 (A)	10,391	7,332,829	3							21,998,487			21,998,487
06/30/07 (A)	10,391	7,343,220	3				22,029,660		22,029,660			22,029,660
09/30/07 (A)	10,391	7,353,611	3										22,060,833
12/31/07 (A)	176,855	7,530,466	3					22,591,398
03/31/08 (A)	42,152	7,572,618	3					22,717,854
06/30/08 (A)	42,152	7,614,770	3		22,844,310			22,844,310
09/30/08 		0	7,614,770	0
					22,844,310	22,029,660	68,153,562	65,995,461	88,056,294

MONTHS					3	3	6	6	12

WEIGHTED AVERAGE SHARES			7,614,770	7,343,220	7,572,618	7,332,829	7,338,055

NET INCOME/LOSS)				$39,637	$57,165	$(59,170)	$6,688	$(176,154)

EARNINGS/LOSS PER SHARE, PRIMARY          $0.005      $0.008   	$(0.008)	$0.001	$(0.024)

NOTES:(A) Conversion to common stock of Series A preferred shares previously issued.

(B) Includes 213,568 shares of common stock issued for cancellation of debt.



		Sequential Page Number 1