Form 10-Q
period 2009-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-08-10
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Nonaccelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date.

TRADING SYMBOL: MLGM
	Class	Outstanding
Common Stock, without par value,
as of March 31, 2009	7,614,770
	  Total Pages:   14
	Exhibit Index on Page:  9

	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended March 31, 2009. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009


TABLE OF CONTENTS

Balance Sheets as of March 31, 2009 and December 31, 2008

Statement of Operations for the 3-month periods ending
March 31, 2009 and 2008	4

Statement of Cash Flows for the 3-month periods ending
March 31, 2009 and 2008	5

Statements of Stockholders Equity from December 31, 2005
to March 31, 2009	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
March 31, 2009 and December 31, 2008 (Unaudited)

ASSETS
	 March	December 31
	2009	2008
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  526	$    257
Total Current Assets	  526	   257

Other Assets
	Loan Receivable, Amador United Gold Mines	211,883	209,261
	Investment, Amador United Gold Mines	(96,451)	(95,055)
	Investment, Pacific FarEast Minerals, Inc. 	(91,815	(72,056)
	Pre-paid State Taxes	     25	     25
	Pacific FarEast Minerals common stock	10,560	10,560
	Pacific FarEast Mine4rals Warrants	    939	    939
Total other assets	 35,141	53,674

	Total Assets	$35,667	$53,931

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$3,900	$3,600

	Total current liabilities	3,900	3,600

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2009: 7,614,770
	2008: 7,572,618	7,434,235	7,434,235

Deficit accumulated	(7,402,468)	(7,383,904)
Net Stockholders equity	 31,767	 50,331

	Total Liabilities and Shareholders Equity	$35,667	$53,931

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months for Periods Ending March 31, 2009 and 2008
(Unaudited)
	Three Months Ended
	Mar 31	Mar 31
	2009	2008
	(Unaudited)	(Unaudited)
Pre-operating revenues:
Interest Income	2,597	2,044
Miscellaneous income	   361	    70

		  2,958	  2,114

Pre-operating Expenses
	Legal and accounting	  0	 25
	Lease Expense-Office	300	300
	Other administrative expense	 42	198
	California Franchise tax	   25	    25

		   367	  548

Net Operating Income (Loss)	 2,591	 1,566

Investment Income
Amador United Gold Mines (Loss)	( 1,396)	(18,987)
Pacific FarEast Minerals (Loss)	(19,759)	(35,022)

		(21,155)	(54,009)

Net Income (Loss)	$(18,564)	$(52,443)

Primary gain/(loss) per share	$(0.002)		$(0.007)

Fully diluted gain/(loss) per share	$(0.002)		$(0.007)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Three Month Periods Ending March 31, 2009 and 2008
(Unaudited)
		Three Months Ended
	Mar 31	Mar 31
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from Operations:	$(18,564)	$(52,443)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(2,622)	(2,505)
	Inc (Dec) in accounts payables	  300	300
	Inc (Dec) in income taxes payable	    25	         0

Net cash provided (used) in operations	(20,861)	(54,648)

Cash flow from Financing:
Net cash provided (used) financing	     0	     0

Investment Income
	Equity loss in Amador United Gold Mines	  1,396	  18,987
	Equity loss in Pacific FarEast Minerals, Inc. 	19,759	35,022

Net Cash provided by Investment	21,155	54,009

	Net increase (decrease) in cash	$294	$(639)
	Cash, beginning of period	  232	 1,158
	Cash, end of period	$ 596	$519

A. Supplemental disclosures of cash flow information:
Income Taxes	$  25	$ 25

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	 208,028	 78,807	(78,807)	0
Net gain/(loss)	        0	         0	       0	(176,154)	(176,154)
Balance at December 31, 2007	7,530,466	$7,410,740	$ 23,495	$(7,310,338)	$123,897

Issuance of common stock upon exercise
of Series A stock options	  84,304	 26,495	(23,495)	0
Net gain/(loss)	        0	         0	       0	(73,566)	(73,566)
Balance at December 31, 2008	7,614,770	$7,434,235	$      0	$(7,383,904)	$ 50,331

Issuance of common stock upon exercise
of Series A stock options	 0	(11,750)	0
Net gain/(loss)	        0	         0	       0	(18,564)	(18,564)

Balance at March 31, 2009	7,614,770	$7,339,675	$      0	$(7,402,468)	$31,767

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2007	 84,304 shares
December 31, 2008	      0 shares
March 31, 2009	 0 shares



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Form 10-Q instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2008

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 204.03 acres of the former Argonaut Mine in Amador County, California.

3.	STOCK OPTION PLANS

A. The Company has no active stock option plans and there are no options outstanding as of March 31, 2009.

B. Compensatory options for a Series A had been issued for services and/or in satisfaction of Company indebtedness to officers and others. As of March 31, 2009 there are no compensatory options that are in effect. The last options were exercised in June 2008.

4. OTHER

As of December 31, 2008, the Company agreed to a conversion of its loan made to its investee company, Pacific FarEast Minerals, Inc. The principal of the loan, $10,559.50 was converted to 52,795 shares of common stock valued at $0.20 per share for a total value of $10,339.50. The accrued, but unpaid interest of $939.10 was converted to 4,695 warrants, valued at $0.20 per share, to purchase a like number of common shares. The warrants expire on the fifth anniversary date of the December 31, 2008 date of issue.

5.OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore, California, a one-story office building in a suburban office park. PFEM charges the Company $100 per month as its fair share of the monthly rent and related expenses.



Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the First Quarter of 2009 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 19.27% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. There was no income from this source during the First Quarter 2009.

A one time cash income occurred in the first quarter 2009 when PFEM, an investee company, advanced $27,052 in cash to MLGM, which then purchased $26,692 shares of Sutter Gold
Mining, Inc for the account of PFEM. MLGM retained the $362 for operating expenses.

The company's minimal expenses to maintain operations of the Company are, when required,
paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a First Quarter 2009 loss of $18,564, compared with a loss of $52,443 for the First Quarter 2008 Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

As of March 31, 2009, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of March 31, 2009, and for the three-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the First Quarter 2008. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining, Inc. (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

	B. - Pacific FarEast Minerals, Inc. (PFEM). During the First Quarter of 2009, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, The Peoples Republic of China

In a report submitted in February 2009, the Hebei Geological Institute reported positive results from its 2008 field work. A number of mineral targets were developed from Induced Polarization work. Recommendations for further work were also suggested for the year 2009.

On October 21, 2008, China Metallurgical and Geologic team visited the Livermore offices of Pacific FarEast Minerals, Inc for a review of the Weichang Project.

In November 2008, Professor Sun Shu, formerly the head of all metals in China visited the Livermore office of Pacific FarEast Minerals, Inc and reviewed the Weichang data.
During 2008, through a Private Placement Memorandum, dated February xx, 2008, PFEM raised $656,201, which corresponds to 1,051,673 common shares of PFEM. The offering price was $0.60 per common share.
As of March 31, 2009, there were 11,038,500 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,127,386 shares, or 19.27%, of the common stock of Pacific FarEast Minerals, Inc.

Item 3. Disclosure Controls and Procedures

(a) The principal executive and financials officers of the Company are of the opinion that all required disclosures have been properly made

(b) The have been no changes in the internal controls for financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:	Not Applicable.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:

Item 6. Exhibits

Exhibit 11, Statement re Computation of Per Share Earnings 	Page 13

Note: Exhibits 2,3,4,10,15,18, 19, 22,23,24,31, 32, 99 and 100, as specified under Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-Q.

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
	Byron S. James,
	Chief Financial Officer




CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2009 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

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
	Byron S. James,
	Chief Financial Officer

(The balance of this page is intentionally left blank)




I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0-Q of Mother Lode Gold
Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 2, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO



I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0-Q of Mother Lode Gold
Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 2, 2010		o/s Byron s. James
	Byron S. James,
	Chief Financial Officer



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
SHARES	SHARESMONTHS 	 3/30/09 	3/30/08	12/31/08

For the period 2/8/74 thru 12/31/06(A)
01/01/07(A)		7,322,438	3
03/30/07 (A)	10,391	7,332,829	3
06/30/07 (A)		10,391	7,343,220	3
09/30/07 (A)		10,391	7,353,611	3
12/31/07 (A)		176,855	7,530,466	3				22,591,398		22,591,398
03/31/08 (A) 42,152		7,572,618	3						22,717,854
06/30/08 (A) 42,152		7,614,770	3					22,844,310
09/30/08		0	7,614,770	3					22,844,310
12/31/08 		0	7,614,770	3	22,844,310
03/31/09 		0	7,614,770	0
					22,844,310	22,591,398	90,9768724

MONTHS					3	 3	12

WEIGHTED AVERAGE SHARES			7,614,770	7,530,466	7,583,156

NET INCOME/LOSS)				$(18,564)	$(52,433)	$(75,566)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.002)	$(0.007)	$(0.010)

NOTES: (A) Conversion to common stock of Series A preferred shares previously issued.

(The balance of this page is intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)


	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
SHARES	SHARESMONTHS 	 3/30/09 	3/30/08	12/31/08

For the period 2/8/74 thru 12/31/06(A)
01/01/07(A)		7,322,438	3
03/30/07 (A)	10,391	7,332,829	3
06/30/07 (A)		10,391	7,343,220	3
09/30/07 (A)		10,391	7,353,611	3
12/31/07 (A)		176,855	7,530,466	3				22,591,398		22,591,398
03/31/08 (A) 42,152		7,572,618	3						22,717,854
06/30/08 (A) 42,152		7,614,770	3					22,844,310
09/30/08		0	7,614,770	3					22,844,310
12/31/08 		0	7,614,770	3	22,844,310
03/31/09 		0	7,614,770	0
					22,844,310	22,591,398	90,9768724

MONTHS					3	 3	12

WEIGHTED AVERAGE SHARES			7,614,770	7,530,466	7,583,156

NET INCOME/LOSS)				$(18,564)	$(52,433)	$(73,566)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.002)	$(0.007)	$(0.010)

NOTES: (A) Conversion to common stock of Series A preferred shares previously issued.

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