Form 10-Q
period 2009-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-08-10
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Non-accelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TRADING SYMBOL: MLGM
	Class	Outstanding
Common Stock, without par value,
as of June 30, 2009	7,614,770

	  Total Pages:   14
	Exhibit Index on Page:  9

	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2009. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009


TABLE OF CONTENTS

Balance Sheets as of June 30, 2009 and December 31, 2008	3

Statement of Operations for the 6-month periods ending
June 30, 2009 and 2008.	4

Statement of Cash Flows for the 6-month period ending
June 30, 2009 and 2008	5

Statements of Stockholders Equity from December 31, 2006
to June 30, 2009	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
June 30, 2009 and December 31, 2008 (Unaudited)
ASSETS
	June 30	December 31
	2009	2008
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  484	$    257
Total Current Assets	  484	   257

Other Assets
	Loan Receivable, Amador United Gold Mines	214,539	209,261
	Investment, Amador United Gold Mines	(97,865)	(95,055)
	Investment, Pacific FarEast Minerals, Inc. 	(116,881	(72,056)
	Pre-paid State Taxes	     25	     25
	Pacific FarEast Minerals common stock	10,560	10,560
	Pacific FarEast Mine4rals Warrants	    939	    939
Total other assets	 11,317	53,674

	Total Assets	$11,801	$53,931

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$4,200	$3,600

	Total current liabilities	4,200	3,600

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2009: 7,614,770
	2008: 7,572,618	7,434,235	7,434,235

Deficit accumulated	(7,426,635)	(7,383,904)
Net Stockholders equity	  7,601	 50,331

	Total Liabilities and Shareholders Equity	$11,801	$53,931

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending June 30, 2009 and 2008
(Unaudited)

	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)
Pre-operating revenues:
	Interest Income	2,656	4,549	5,253	6,594
	Miscellaneous Income	     0	     65	   361	    134

		 2,656	  4,614	 5,614	  6,728

Pre-operating Expenses
	Legal and accounting	  0	  0	  0	25
	Interest expense	0	  0	 0	  0
	Other administrative expense	342	642	  684	1,165
	California Franchise tax	    0	     0	    25	     0

		   342	  642	  709	1,190

Net Operating Income (Loss)	 2,314	 3,073	4,905	5,539

Investment Income
Amador United Gold Mines (Loss)	(1,414)	(1,372)	(2,810)	(20,359)
Pacific FarEast Minerals (Loss)	(25,066)	(48,965)	(44,825)	(83,987)

		(26,480)	(50,337)	(47,635)	(104,346)

Net Income (Loss)	$(24,166)	$(45,722)	$(42,730)	$(98,807)

Primary gain/(loss) per share	$(0.003)	$(0.006)	$(0.006)	$(0.013)

Fully diluted gain/(loss) per share	$(0.003)	$(0.006)	$(0.006)	$(0.013)

(The balance of this page is intentionally left blank)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending June 30, 2009 and 2008
(Unaudited)
		Six Months Ended
	Jun 30	Jun 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(42,730)	$(98,807)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(5,278)	(7,055)
	Inc (Dec) in accounts payables	600	    900
	Inc (Dec) in income taxes payable	     25	      0

Net cash provided (used) in operations	( 47,383)	(104,962)

Cash flow from Financing:
Changes in notes payable	      0	       0)

Net cash provided (used) financing	      0	       0

Investment Income
	Amador United Gold Mines	  2,810	 20,359
	Pacific FarEast Minerals, Inc. 	44,825	83,987
Net Cash provided by Investment	 47,635	104,346

	Net increase (decrease) in cash	$ 252	$ (616)
	Cash, beginning of period	232	1,158
	Cash, end of period	$ 484	$  542

A. Supplemental disclosures of cash flow information	$  25	$ 25

(The balance of this page is intentionally left blank)

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2007	7,530,466	$7,410,740	$23,495	$(7,310,338)	$123,897

Issuance of common stock upon exercise
of Series A stock options	 84,304	 26,495	(23,495)	0
Net gain/(loss)	        0	         0	       0	(73,566)	(73,566)
Balance at December 31, 2008	7,614,770	$7,434,235	$      0	$(7,383,904)	$ 50,331


Issuance of common stock upon exercise
of Series A stock options	      0	       0	       0	0
Net gain/(loss)	        0	         0	       0	   ( 42,730)   (42,730)
Balance at June 30, 2009	7,614,770	$7,434,235	$0	$(7,426,634)	$ 7,601

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2008	 84,304 shares
December 31, 2009	     0 shares
June 30, 2009	0 shares

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2008

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the Second Quarter of 2009 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 23.67% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the Second Quarter 2009 was $135. The company's minimal expenses to maintain operations of the Company are, when required, paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Second Quarter 2009 loss of $42,730, compared with a gain of $6,688 for the Second Quarter 2008. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

As of June 30, 2009, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of June 30, 2009, and for the six-month period then ended, were prepared by the Company and have not been audited or reviewed by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the Second Quarter 2009. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

       B. - Pacific FarEast Minerals, Inc. (PFEM). During the Second Quarter of 2009, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, China

During 2008, through a Private Placement Memorandum, dated February xx, 2008, PFEM raised $656,201, which corresponds to 1,051,673 common shares of PFEM. The offering price was $0.60 per common share

As of June 30, 2009, there were 11,038,500 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,127,386 shares, or 19.27%, of the common stock of Pacific FarEast Minerals, Inc.

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
	Byron S. James,
	Chief Financial Officer



CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10QSB of the Company for the quarterly period ended June 30, 2009 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

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
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO 	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/09 	6/30/08	6/30/09	6/30/08	12/31/08

For the period 2/8/74 thru 12/31/06 (A)
01/01/07 (A)	52,007	7,322,438	3
03/31/07 (A)	10,391	7,332,829	3
06/30/07 (A)	10,391	7,343,220	3
09/30/07 (A)	10,391	7,353,611	3
12/31/07 (A)	176,855	7,530,466	3								22,591,398		22,591,398
03/31/08 (A)	42,152	7,572,618	3				22,717,854				22,717,854		22,717,854
06/30/08 (A)	42,152	7,614,770	3										22,844,310
09/30/08 		0	7,614,770	3										22,844,310
12/31/08		0	7,614,770	3						22,844,310
03/31/09		0	7,614,770	3		22,844,310				22,844.310
06/30/09		0	7,614,770	0

					22,841,310	22,717,854		45,688,620			45,309,252		90,997,872

MONTHS					3		3	 	6		6	12

WEIGHTED AVERAGE SHARES			7,614,770	7,572,618		7,614,770			7,551,542	7	7,583,156

NET INCOME/LOSS)				$(24,166)		$(52,443)		$(42,730)		$6,688	$(73,566)

EARNINGS/LOSS PER SHARE, FULLY DILUTED   $(0.003)    $(0.007)    $(0.006)		$0.001		$(0.010)

Notes: (A) conversion to common stock of Series A preferred shares previously issued.

(The balance of this page is intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO 	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/09 	6/30/08	6/30/09	6/30/08	12/31/08

For the period 2/8/74 thru 12/31/06 (A)
01/01/07 (A)	52,007	7,322,438	3
03/31/07 (A)	10,391	7,332,829	3
06/30/07 (A)	10,391	7,343,220	3
09/30/07 (A)	10,391	7,353,611	3
12/31/07 (A)	176,855	7,530,466	3								22,591,398		22,591,398
03/31/08 (A)	42,152	7,572,618	3				22,717,854				22,717,854		22,717,854
06/30/08 (A)	42,152	7,614,770	3										22,844,310
09/30/08 		0	7,614,770	3										22,844,310
12/31/08		0	7,614,770	3						22,844,310
03/31/09		0	7,614,770	3		22,844,310				22,844.310
06/30/09		0	7,614,770	0

					22,841,310	22,717,854		45,688,620			45,309,252		90,997,872

MONTHS					3		3	 	6		6	12

WEIGHTED AVERAGE SHARES			7,614,770	7,572,618		7,614,770			7,551,542	7	7,583,156

NET INCOME/LOSS)				$(24,166)		$(52,443)		$(42,730)		$6,688	$(73,566)

EARNINGS/LOSS PER SHARE, PRIMARY        $(0.003)    $(0.007)    $(0.006)		$0.001		$(0.010)

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