Form 10-Q
period 2009-09-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-08-25
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a smaller reporting company.

Large accelerated filer ?					Accelerated filer ?

Nonaccelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TRADING SYMBOL: MLGM
	Class	Outstanding
Common Stock, without par value,
as of September 30, 2009	7,614,770

	  Total Pages:   14
	Exhibit Index on Page:  9

	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended September 30, 2009. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009


TABLE OF CONTENTS

Balance Sheets as of September 30, 2009 and December 31, 2008	3

Statement of Operations for the 3-month and 9-month periods ending
September 30, 2009 and 2008.	4

Statement of Cash Flows for the 9-month period ending
September 30, 2009 and 2008	5

Statements of Stockholders Equity from December 31, 2006
to September 30, 2009	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
September 30, 2009 and December 31, 2008 (Unaudited)


ASSETS
	 September 30	December 31
	2009	2008
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  407	$    257
Total Current Assets	  407	   257

Other Assets
	Loan Receivable, Amador United Gold Mines	217,223	209,261
	Investment, Amador United Gold Mines	(99,295)	(95,055)
	Investment, Pacific FarEast Minerals, Inc. 	(140,615	(72,056)
	Pre-paid State Taxes	     25	     25
	Pacific FarEast Minerals common stock	10,560	10,560
	Pacific FarEast Mine4rals Warrants	    939	    939
Total other assets	 (11,213)	53,674

	Total Assets	$(10,755)	$53,931

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$4,500	$3,600

	Total current liabilities	4,500	3,600

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2009: 7,614,770
	2008: 7,614,770	7,434,235	7,434,235

Deficit accumulated	(7,449,490)	(7,383,904)
Net Stockholders equity	 (15,255)	 50,331

	Total Liabilities and Shareholders Equity	$(10,755)	$53,931

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Nine Months for Periods Ending September 30, 2009 and 2008
(Unaudited)

	Three Months Ended	Nine Months Ended
	Sep 30	Sep 30	Sep 30	Sep 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)
Pre-operating revenues:
	Interest Income	2,685	3,393	7,938	6,594
	Miscellaneous Income	   50	      0	   411	    135

		 2,735	  3,393	 8,349	 6,729

Pre-operating Expenses
	Legal and accounting	  0	0	 0	25
	Interest expense	0	  0	0	  0
	Office Rent	300	300	  900	1,200
	Other administrative expense	127	46	211	  286
	California Franchise tax	    0	     0	    25	   25
		   427	  346	1,136	1,536

Investment Income
Amador United Gold Mines (Loss)	(1,430)	(8,167)	 (4,240)	(28,256)
Pacific FarEast Minerals (Loss)	(23,734)	44,757	(68,559)	(39,230)
		(25,164)	36,590	72,799	(67,756)

Net Income (Loss)	$(22,856)	$39,637	$(65,586)	$(59,170)

Fully Diluted gain/(loss) per share	$(0.003)	$0.005	$(0.009)	$(0.008)

Primary gain/(loss) per share	$(0.003)	$0.005	$(0.009)	$(0.008)

(The balance of this page is intentionally left blank)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Nine Month Periods Ending September 30, 2009 and 2008
(Unaudited)
		Nine Months Ended
	Sep 30	Sep 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from Operations:	(65,586)	(59,170)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(7,963)	(10,448)
	Inc (Dec) in accounts payables	900	    1,200
	Inc (Dec) in income taxes payable	   25	   0

Net cash provided (used) in operations	(72,624)	(68,418)

Cash flow from Financing:
Net cash provided (used) financing	      0	      0

Investment Income
	Amador United Gold Mines	 4,240	28,526
	Pacific FarEast Minerals, Inc. 	68,559	39,230
Net Cash provided by Investment	72,799	67,756

	Net increase (decrease) in cash	175	$ (662)
	Cash, beginning of period	232	1,158
	Cash, end of period	$ 407	$496

A. Supplemental disclosures of cash flow information	$  0	$  0

(The balance of this page is intentionally left blank)

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital(1)	Deficit		Equity

Balance at December 31, 2007	7,530,466	$7,410,740	$23,495	$(7,310,338)	$123,897

Issuance of common stock upon exercise
of Series A stock options	 84,304	 26,495	(23,495)	0
Net gain/(loss)	        0	         0	       0	(73,566)	(73,566)
Balance at December 31, 2008	7,614,770	$7,434,235	$      0	$(7,383,904)	$ 50,331


Issuance of common stock upon exercise
of Series A stock options	      0	       0	       0	0
Net gain/(loss)	        0	         0	       0	   ( 65,586)   (65,586)
Balance at September 30, 2009	7,614,770	$7,434,235	$0	$(7,449,490)	$(15,255)

(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2008	 84,304 shares
December 31, 2009	     0 shares
September 30, 2009	0 shares

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended December 31, 2008

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 204.03 acres of the Argonaut Mine, one of California's largest past gold producers.

3.	STOCK OPTION PLANS

The Company has no active stock option plans as of September 30, 2009

Compensatory options issued for services and/or in satisfaction of Company indebtedness expired in June 2008. As of September 30, 2009, no options for compensatory preferred shares, which could be converted to common shares, are either issued or outstanding.

4.	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore, California, a one-story office building in a suburban office park. PFEM charges the Company $100 per month as its fair share of the monthly rent and related expenses.

Item 2.  Managements Plan of Operations

	Plan of Operations. The sole activity of the Company during the Third Quarter of 2009 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the People's Republic of China, which may have economic potential for the recovery of minerals, especially gold. The Company owns 19.27% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the Third Quarter 2008 was $135. The company's minimal expenses to maintain operations of the Company are, when required, paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Third Quarter 2009 loss of $22,856, compared with a loss of $59,170 for the Third Quarter 2008. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

As of September 30, 2009, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of September 30, 2009, and for the nine-month period then ended, were prepared by the Company and have not been reviewed nor audited by independent auditors prior to filing.

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

       B. - Pacific FarEast Minerals, Inc. (PFEM). During the Third Quarter of 2009, PFEM, through its 100% owned subsidiary, The Chengde Great Wall Minerals Company, LTD., continued to perform the necessary work requirements on its permitted 151 square kilometers of prospective targets within its area of interest in Weichang, Hebei Province, China

In September 2009, PFEM signed a Memorandum of Understanding with China Metallurgical and Geological Bureau to move forward with the Weichang project.

During 2008, through a Private Placement Memorandum, dated February 3, 2008, PFEM raised $656,201, which corresponds to 1,051,673 common shares of PFEM. The offering price was $0.60 per common share

As of September 30, 2009, there were 11,081,039 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 19.20% of the common stock of Pacific FarEast Minerals, Inc.

Item 3. Disclosure Controls and Procedures

(a) The principal executive and financials officers of the Company are of the opinion that all required disclosures have been properly made

(b) The have been no changes in the internal controls for financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:	Not Applicable.

Item 2. Changes in Security:	Not Applicable.

Item 3. Default Upon Senior Securities:	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: 	Not applicable.

Item 5. Other Information:

Item 6. Exhibits



Exhibit 11, Statement re Computation of Per Share Earnings 	Page 12

Note: Exhibits 2,3,4,10,15,18, 19, 22,23,24,31, 32, 99 and 100, as specified under Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: August 10, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO

Date: August 10, 2010		o/s Byron S. James
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

Date: August 10, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: August 10, 2010		o/s Byron S. James
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



Date: August 10, 2010		o/s Frank M. Orrell
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



Date: August 10, 2010		o/s Byron S. James
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

<s> <c>     <c>	     <c>    <c>         <c>      <3>           <c>          <c>          <c>
	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/09 	9/30/08	9/30/09	9/30/08	12/31/08

For the period 2/8/74 thru 12/31/07 (AB)
01/01/08	 (A)	176,855	7,530,466	3								22,591,398		22,591,398
03/31/08 (A)	42,152	7,572,618	3								22,717,854		22,717,854
06/30/08 (A)	42,152	7,614,770	3				22,844,310				22,844,310		22,814,310
09/30/08 		0	7,614,770	3									22,844,310
12/31/08		0	7,614,770	3					22,844,310
03/31/09		0	7,614,770	3						22,844,310
06/30/09		0	7,614,770			22,844,310				22,844,310
09/30/09		0	7,614,770	0

					22,844,310	22,844,310	68,532,930	68,153,562	90,997,872

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES			7,614,770	7,614,770	7,614,770	7,572,618	7,583,156

NET INCOME/LOSS)				$(22,856)	$39,637	$(65,586)	$(59,170)	$(73,556)
EARNINGS/LOSS PER SHARE, FULLY DILUTED    $(0.003)	 $0.005	$(0.009)	$(0.008)	$(0.010)

NOTES:(A) Conversion to common stock of Series A preferred shares previously issued.

(B) Includes 213,568 shares of common stock issued for cancellation of debt.


(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

<s> <c>     <c>	     <c>    <c>         <c>      <3>           <c>          <c>          <c>
	CUMULATIVE	3 MO TO	3 MO TO	9 MO TO	9 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 9/30/09 	9/30/08	9/30/09	9/30/08	12/31/08

For the period 2/8/74 thru 12/31/07 (AB)
01/01/08	 (A)	176,855	7,530,466	3								22,591,398		22,591,398
03/31/08 (A)	42,152	7,572,618	3								22,717,854		22,717,854
06/30/08 (A)	42,152	7,614,770	3				22,844,310				22,844,310		22,814,310
09/30/08 		0	7,614,770	3									22,844,310
12/31/08		0	7,614,770	3					22,844,310
03/31/09		0	7,614,770	3						22,844,310
06/30/09		0	7,614,770			22,844,310				22,844,310
09/30/09		0	7,614,770	0

					22,844,310	22,844,310	68,532,930	68,153,562	90,997,872

MONTHS					3	3	9	9	12

WEIGHTED AVERAGE SHARES			7,614,770	7,614,770	7,614,770	7,572,618	7,583,156

NET INCOME/LOSS)				$(22,856)	$39,637	$(65,586)	$(59,170)	$(73,566)
EARNINGS/LOSS PER SHARE, PRIMARY         $(0.003)	$0.005	$(0.009)	$(0.008)	$(0.010)


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



		Sequential Page Number 3