Form 10-K
period 2008-12-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-09-01
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the Fiscal Year Ended: December 31, 2008

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

Registrants Telephone Number 925-606-5939


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known
seasoned issue, as defined
in Rule 405 of the Securities Act							? Yes	? No

Indicate by check mark if the registrant is not required
to file reports pursuant to
Section 13 or Section 15(d) of the Act						? Yes	? No

Indicate by check mark whether the registrant (1) has
 filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the
preceding 12 months (or for such shorter period that he
registrant was required to
file such reports), and (2) has been subject to such filing r equirements for the past
90 days. 										X Yes   ? No

Indicate by check mark whether the registrant has submitted
 electronically and posted
on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant
was required to submit and post such files). 				Yes ?  X No

Indicate by check mark if disclosure of delinquent filers
 pursuant to Item 405 of
Regulation S-K(232.405 of this chapter) is not contained
herein, and will not be
contained, to the best of registrants knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
 Form 10-K or any amendment
to this Form 100-K.										?




Indicate by check mark whether the registrant is a large accelerated filer, a non
accelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Non-accelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company
 (as defined in Rule
12b-2 of the Exchange act 						Yes ?  X No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

TRADING SYMBOL: MLGM

		Class					      Outstanding
	Common Stock without par value,		7,614,770
as of December 31, 2008

Total Pages: 25
Exhibit Index on Page: 22



INDEX

	Sequential
Item	Page

PART I

Item 1. Description of Business	4

Item 2. Description of Property	4

Item 3. Legal Proceedings	4

Item 4. Submission of Matters to a Vote of Security Holders	4

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	5

Item 6. Managements Discussion and Analysis	5

Item 7. Financial Statements	7

Item 8. Changes In and Disagreements With Accountants an Accounting
and Financial Disclosure                                               8

Item 8A. Controls and Procedures	8

PART III

Item 9. Directors and Executive Officers of the Registrant
Compliance with Section 16(a) of the Exchange Act	8

Item 10. Executive Compensation	10

Item 11. Security Ownership of Certain Beneficial Owners and Management
And Related Stockholders Matters	11

Item 12. Certain Relationships and Related Transactions	11

Item 13. Exhibits and Reports on Form 8-K	11

Item 14. Principal Accountant Fees and Services	12

SIGNATURES	12

CERTIFICATION OF PERIODIC REPORT	12

FINANCIAL STATEMENTS	15

NOTES TO FINANCIAL STATEMENTS	19

EXHIBIT INDEX	24

EXHIBITS	25



PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	Summary. During 2008 the Companys activity was to
support its investments in
Pacific FarEast Minerals, Inc. and Amador United Gold Mines. Personnel normally associated with the Company devoted a significant portion of their time to Pacific
FarEast Minerals, Inc., an investee corporation in which the Company holds 19.75% of the common stock.

B. Investee Companies. The Company holds equity interests described herein, in two corporations, Pacific FarEast Minerals, Inc. (PFEM) and Amador
United Gold Mines
(AUGM). Each corporation was formed based on proposed operations in a geographic area. Please refer to Item 6 for activities of these two companies during 2008. PFEM is a Nevada corporation and AUGM is a California corporation. The Companys percentage of holding in each company was in return for stock, monetary consideration and/or contributed mining expertise. As of the date of this Form 10-K, the Company has not received any operating revenues from these two companies and does not expect to in
the immediate future.

Pacific FarEast Minerals, Inc. (PFEM) The Company owns
 19.75% of the common stock
(the only outstanding security issue) of PFEM.

Amador United Gold Mines ("AUGM") The Company owns
48.2% of the common stock (the
only outstanding security issue) of AUGM.

ITEM 2.	DESCRIPTION OF PROPERTY

Mother Lode Gold Mines Consolidated (MLGM)

A.	As of the date of this report, the Company has no mining properties. Amador
United Gold Mines, an investee company of MLGM, holds certain mineral rights to
204.03 acres of the former Argonaut Mine in Jackson, California.

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
During the calendar
year 2008 an annual meeting for 2007 was not held due to the inactivity of the Company. Hence, no matters were submitted to a vote of security holders.



PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

A. Common Stock. The no-par common stock of the Company has traded on the pink sheet market since 1980 on an intermittent basis. The Company has sought brokers, but currently interest is limited to one dealer in the pink sheets due to the low activity of the Company.

High/Low Bid Price Data
2008          High         Low
             $0.05        $0.001

2007          High         Low
             $0.05        $0.001

2006

             High         Low
             $0.05        $0.01

B. Preferred Stock

In August 1989, the Company established Series A $10.00
Preferred, convertible stock
to be issued in the form of deferred compensation options to officers and certain consultants for unpaid monetary obligations of the Company.
From August 1989 through
June 30, 1998, the last date of issue, the Company had granted
 331,073 shares of this
preferred convertible stock. As of the date of this Form 10-K, all of those options have either been exercised or expired.

In March 1996, the Company established Series B $10.00 Preferred, convertible stock to be issued in the form of "deferred payment options" to land lessors and other
professional services for unpaid monetary obligations of the Company.
 From March 1996
through December 31, 2004, the Company granted 4,775 shares of this preferred convertible stock. The Company did not call any of these options and all of the Series B options expired in March 2006.

ITEM 6. Managements Discussion and Analysis

Plan of Operations: The Company had no activity during the year 2008, and is classified under California law as an Inactive Gold mining Company. Personnel associated with the Company have, from time to time, assisted the two investee companies with administrative activities.

As of December 31, 2008, outstanding principal and accrued interest of the loan to
Amador United Gold Mines totaled $209,261, a decrease of $220 since December 31,
2007. AUGM has a common stock interest in Sutter Gold Mining, Inc., a Canadian mining company, and mineral rights to the former Argonaut mine in Jackson, California.

As of December 31, 2008, Pacific FarEast Minerals, Inc offered to convert the
outstanding principal and accrued interest of the loan to common stock and Warrants of Pacific FarEast Minerals, based on a per-share of $0.20. The Company agreed to the conversion. The principal amount of $10,559.50 was converted to 52,797 common shares;
a convertible warrant was issued for the accrued, and unpaid interest of $939.10, which if exercised, will convert to 4,695 common shares of PFEM.

During the Year 2008 there were no placement sales of common stock of the Company.
However, 84,304 shares of common stock were issued in 2008 from the exercise of
Series A options for Deferred Compensation. As of the date of this report all Series
A options have either been exercised or have expired.

B. Managements Discussion and Analysis of Financial Condition and Results of
Operations: For the twelve months ending December 31, 2008, the Company had no activity. Personnel of the Company assisted its investee companies,
 Pacific FarEast
Minerals, Inc. and Amador United Gold Mines as was necessary.

Operating loss for the twelve months ending December 31, 2008 was $73,566, compared with a loss of $176,154 for the twelve months ending December 31, 2007.

The respective Board of Directors of the Company and Pacific
FarEast Minerals, Inc.,
effective April 5, 2004, agreed in principle to a merger of the two companies. PFEM acquired the necessary Prospecting Permits on April 1, 2005, which was an obligation of Pacific FarEast Minerals, Inc. to effect the merger with Mother
 Lode Gold Mines
Consolidated. The actions required to effect the merger have commenced, but have been subject to review because of MLGMs compliance problems related to its SEC filings,
audit and other matters. No actions have taken place as of December 31, 2008.

Managements discussion of Pacific FarEast Minerals, Inc. and Amador United Gold Mines follows:

Pacific FarEast Minerals, Inc. (PFEM).

As of December 31, 2008, Pacific FarEast Minerals, Inc. had
10,773,500 shares of
common stock outstanding (the only security). MLGM owned
 2,127,386 shares, or 19.75%.

During the year 2008 PFEMs 100% owned subsidiary, the Chengde Great Wall Minerals
Co. Ltd., conducted extensive exploration and development
 work over a wide spread
area in the City and County of Weichang, China using induced polarization techniques.
PFEM holds extensive exploration permits (and submitted permit applications) covering some 92 sq km.

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

Amador United Gold Mines (AUGM). There was no activity by this corporation during the
Year 2008. As of December 31, 2008 AUGM owned two assets:(1) 110,500 common shares of
Sutter Gold Mining, Inc., a Canadian corporation;(2) mineral rights on 204.03 acres of the Argonaut Mine located in Amador County, California. During
 2007, AUGM sold
155,500 shares of Sutter Gold Mining stock for a net income of $34,020 and during
2008, 67,500 shares for a net income of $10,545. These
 amounts were used to pay down
the loan from Mother Lode Gold Mines Consolidated. As of
December 31, 2008, the loan
from MLGM was $209,261 (principal and accrued interest).

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

ITEM 7. Financial Statements

A. List of Financial Statements and Exhibits

	1. List of Financial Statements (Unaudited)
		(a) Balance Sheets as of December 31, 2008 and 2007.
(b) Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
(c) Statements of Cash Flow for the Years Ended December 31, 2008, 2007 and 2006.
(d) Statements Shareholders Equity for the Years Ended December 31, 2008, 2007 and 2006.

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

Year ended December 31,     2008 		2007          2006         2005        2004
(Dollars in thousands, except Total Revenues and Per Share figures)
A. Income
Total Revenues           $160            	$13           $13          $71        $16
	B. Income Gain(Loss) From Continuing Operations
1. Dollars                $(74)        	$(176)       $(146)       $(27)     $(707)
2. Per Share,
A. Primary             $(.010)       $(.024)      $(.020)     $(.004)   $(.108)
B. Fully Diluted       $(.010)       $(.024)	      $(.020)     $(.004)   $(.108)
C. Total Assets              $54          $126         $309        $453      $530
D. Long Term Debt            $0          $0           $8          $8       $83
E. Cash Dividends
 Declared/Paid               None          None         None         None       None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES The Company did adopt on February 11, 2004, a Charter of the Audit Committee of the Board of Directors.

Item 307, Regulation S-B: The Companys disclosure controls and procedures meet the need of the Company. The Company is inactive and hence receives no operating
income. The only cash receipts in 2008 were $160.00 for stock transfers (the Company acts as its own transfer agent). Operating expenditures are limited to bank fees, State of California minimum income tax and an annual fee for director
registration with the California Secretary of State

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of December 31, 2008 with respect to each officer and director of the Registrant. Except as stated in the footnotes to the
table, each person named below has sole voting and investment power with respect to
the shares beneficially owned by him.

Mr. Anderson resigned his position as a Director, President and Chief Operating Officer on January 13, 2006. Concurrently on that date, he also resigned all positions held with Pacific FarEast Minerals, Inc. and Amador United Gold Mines

There is no family relationship among any of the officers and directors. There is only one class of directors; the term of all officers and directors expires annually.

                                                               Common Stock
                                                               Beneficially
                                               <c>             Owned as
<c>                  <c>    <c>                Position        of December 31, 2006
  Name               Age    Positions(2)             Held Since      Shares     Percent(1)
Peter S. Adams       57    Director (ABC)        1984           369,302(3)     4.85%

Byron S. James      76     Director,
                           Secretary
                           Chief Financial
                           Officer (C)            1976(4)         871,967(5)   11.45%

Kevin J. Keen       58     Director (B)           2004           177,596(6)    2.33%

Frank M. Orrell     75     Director,
                           Chairman,
                           Chief Executive
                           Officer (AC)           1974          1,823,471(7)   23.95%

Paul Yuan           53     Director               2006                  0         0%

All officers and directors as a group:                          3,242,336      42.58%

Board Committees: (A) Executive and Compensation (B) Audit (C) Merger

Footnotes to Table of Directors and Officers

1. Percentages are based on 7,614,770 total outstanding common shares as of December
31, 2008.

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

4. Mr. James became a director in 1988.

5. Includes 865,233 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee.

6. Includes 177,596 Shares owned by Boydstun & Klingner, CPA, of which Mr. Keen is a partner.

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

Byron S. James has, since November 1999, been an independent consultant, with an emphasis on financial and economic project evaluation for real estate and capital projects.

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

The Company had no active stock option plans as of December 31, 2008. Two stock option plans (a) 1995 Plan and (b) Directors' Plan, both expired on June 19, 2005.

1995 Plan: The purpose of this Plan was to attract, retain and motivate employees and/or consultants by providing for, or increasing, their proprietary interests in the Company. None of the options granted under this Plan were exercised and there are no outstanding options as of December 31, 2008.

Directors' Plan: This Plan expired on June 19, 2005. None of the options granted under this Plan were exercised and there are no outstanding options as of December
31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security Ownership of Certain beneficial Owners

As of December 31, 2008 the only persons known by the Company to be officers and/or the beneficial owners of more than 5% Mother Lodes common stock were:


       Names and Address of      <c>                              <c>
       Beneficial Owner           Amount and Nature                Percent
       of Common Stock          of Beneficial Ownership            of Class1
       Byron S. James                  871,9672                               11.45%
       1312 Concannon Boulevard
       Livermore, CA 94550

       Frank M. Orrell               1,823,4713                    23.95%
       1312 Concannon Boulevard
       Livermore, CA 94550

1. Percentages are based on 7,614,770 total outstanding common shares as of December
31, 2008.

2. Includes 865,233 shares held by the Byron S. James Trust, of which Mr. James is the sole trustee.

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

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits: The Exhibits Index and Exhibits required by Item 601 of Regulation S-B begin on Sequential Page 22.

B. Reports on Form 8-K: During the year 2008, the Company did not file any 8-K reports.



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

MOTHER LODE GOLD MINES CONSOLIDATED
By:



o/s Frank M.Orrell			o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: August 2, 2010	Date: August 2, 2010


CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James,
Chief Financial
Officer, respectively of Mother Lode Gold Mines Consolidated
 (the Company), do
certify, pursuant to Section 906 of the Sarbanes-Oxley
 Act of 2002, 18 U.S.C. Section
1350, that:

(1) the Annual Report on Form 10-KSB of the Company for t he annual period ended
December 31, 2008(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C
.. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.




o/s Frank M.Orrell			o/s Byron S. James
Frank M. Orrell,	Byron S. James,
Chairman, CEO	Chief Financial Officer
Date: August 2, 2010	Date: August 2, 2010
(The balance of this page intentionally lefty blank)



I, Frank M. Orrell, certify that:
       1. I have reviewed this annual report on Form l0-K of Mother Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the
statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, annual report;
       4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries. is
made known to us by others within those entities particularly during the period in
which this annual report is being prepared;
       b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize
and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
       6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
       Date: August 2, 2010


	o/s Frank M. Orrell
	Chairman, CEO


I, Byron S. James, certify that:
       1. I have reviewed this annual report on Form l0-K of Mother
Lode Gold Mines
Consolidated;
       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
       3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, annual report;
       4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in
which this annual report is being prepared;
       b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit co mmittee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
       6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or
in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to
significant deficiencies and material weaknesses.
       Date: August 2, 2010

_o/s Byron S. James
Secretary, CFO

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
For the Years Ending December 31, 2008 and 2007 (Unaudited)
ASSETS
                                                              December 31    December 31
                                                                 2008           2007
                                                              (Unaudited)    (Unaudited)
Current Assets
     Cash                                                      $  257             $1,158

Total Current Assets                                              257              1,158

Other Assets
     Loan receivable, Amador United Gold Mines                209,261          209,041
     Investment, Amador United Gold Mines                     (95,055)         (65,189)
     Loan receivable, Pacific FarEast Minerals                      0            24,494
     Investment, Pacific FarEast Minerals                     (72,056)         (43,232)
     Common stock ownership, Pacific FarEast Minerals, Inc     10,560                 0
     Warrants owned, Pacific FarEast Minerals, Inc.               939                 0
    Prepaid State Taxes                                            25                25

Total other assets                                             53,674           125,139

TOTAL ASSETS                                                 $ 53,931         $126,297

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Accounts payable                                          $3,600           $2,700

Total Current Liabilities                                       3,600            2,700

Total Non-current Liabilities                                       0                0

Stockholders equity
     Common stock, without par value,
     Authorized, 15,000,000 shares:
     Issued and outstanding, December 31
     2008:7,614,770
     2007:7,530,466                                         7,434,235         7,410,741
Paid-in capital representing rights to acquire
a maximum of 0 shares (Note 4)                                      0            23,495
Deficit accumulated                                        (7,383,904)       (7,310,339)

Net stockholders equity                                        50,331            123,597

                                                             $ 53,931  .        $126,297





See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
For the Years Ending December 31, 2008, 2007 and 2006 (Unaudited)
                                                      Year Ended   Year Ended    Year Ended
                                                        Dec. 31      Dec. 31       Dec. 31
                                                         2008         2007          2006
Revenues:
Interest income                                     13,381        12,649       12,630
Miscellaneous income                                   160           410          170

                                                        13,541        13,059       12,800

Expenses
Legal and accounting                                    150           145          125
Interest expense                                          0           270          538
Other administrative expense                          1,527         1,481         1,418
Loan Write-off                                       26,715
California Franchise tax                                 25             0             0

                                                         28,418        1,896         2,081

Net operating Gain/(loss)                              $(14,877)     $11,163      $10,719

Other
Investee Loss, Amador United Gold Mines                (29,866)      (44,060)        (6,683)
Investee Gain, Pacific FarEast Minerals                (28,824)     (143,257)    (149,663)

                                                       (58,690)     (187,317)    (156,346)

Net Loss                                              $(73,566)    $(176,154)   $(145,627)

Primary gain/loss per share                            $(0.010)      $(0.024)     $(0.020)
Fully diluted gain/loss per share                      $(0.010)      $(0.024)     $(0.020)

(The balance of this page intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For the Years Ending December 31, 2008, 2007 and 2006 (Unaudited)

                                                       Year Ended   Year Ended    Year Ended
                                                         Dec. 31      Dec. 31       Dec. 31
                                                          2008         2007          2006

Cash flows from Operations and Other:                  $(73,566)    $(176,154)    $(145,627)
Adjustments to reconcile net loss to
net cash used in operations:
(Inc)Dec in loans receivables                        (2,466)       (3,013)      (12,773)
Inc(Dec) in accounts payables                          1,200       (1,200)       (1,200)
Write-off overstatement of loan from PFEM             26,715            0             0
(Inc)Dec PFEM Stock owned				    (10,560)           0             0
(Inc)Dec PFEM Warrants owned                            (939)           0             0
Increase(Decrease) in income taxes payable	              (25)           25           (25)

Gross cash used in operations                            (59,616)     (177,992)     (157,125)

Cash flow from Financing:
Net cash provided in financing:                            0        (8,210)          638

Net cash provided by financing activities                  0        (8,210)          638

Cash Flows from Other
Equity in Amador United Gold Mines                    29,866        44,060        6,683
Equity in Pacific FarEast Minerals                    28,824       143,257      149,663
Net cash provided by Other                            58,690       187,317      156,346

Net increase (decrease) in cash                             (926)       (1,115)        (141)
Cash, beginning of period                                  1,158            43          183
Cash, end of period                                       $  232        $1,158         $ 43


Supplemental disclosure of cash flow information:

Cash paid for state income tax:                              $25            $25         $25

(The balance of this page intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS EQUITY
For the Years Ending December 31, 2007, 2006 and 2005 (Unaudited)

	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital<F1>	Deficit		Equity

December 31, 2005	7,114,410	$7,176,955	$257,280	$(6,988,557)	$445,679

Issuance of common stock upon exercise
of Series A stock options	208,028	154,978	(154,978)	0
Net gain/(loss)	        0	         0	       0	(145,627)	(145,627)
Balance at December 31, 2006	7,322,438	$7,331,933	$102,302	$(7,134,184)	$300,051

Issuance of common stock upon exercise
of Series A stock options	208,028	  78,807	(78,807)	0
Net gain/(loss)	        0	         0	       0	  (176,154)  (176,154)
Balance at December 31, 2007	7,530,466	$7,410,740	$23,495	$(7,310,338)	$123,897

Issuance of common stock upon exercise
of Series A stock options	 84,304	  23,495	(23,495)	0
Net gain/(loss)	        0	         0	       0	   (73,566)  (73,566)
Balance at December 31, 2008	7,614,770	$7,434,235	$     0	$(7,383,904)	$ 50,331

<F1>
(1) Paid-in capital represents Series A options to acquire a cumulative maximum of common shares:

December 31, 2006	125,872 shares
December 31, 2007	 84,304 shares
December 31, 2008	0 shares

 (The balance of this page intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED/
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

1.	HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mother Lode Gold Mines Consolidated (the"Company) was incorporated February 8, 1974, under the laws of the State of California. The Company currently has no activities of its own and is
classified under California tax laws as an "inactive gold mining company".

A.	The accompanying statements for the years 2008, 2007 and 2006 have not been audited and
were prepared by the Company.

B.	The accounting records of the Company are maintained on the accrual basis.

C.	No federal income taxes have been paid or are payable by the
 Company. Operating loss carry
forwards are not reflected in the recorded assets of the Company because future revenues, which would generate taxable income, are not assured. Net operating losses as of December 31, 2008, based on the past 15 years, are approximately $4.8 million.

D.	For purposes of the statement of cash flows, the Company considers all highly liquid debt
instruments purchased with a maturity of three months or less to be cash equivalents.

E.	Primary earnings (loss) per share amounts are computed based on the weighted average
number of share actually outstanding plus the shares that would be outstanding assuming exercise
of dilutive stock options (Note 4), which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options was reduced by the number of shares that could have been purchased from the proceeds at the average price of the
Companys stock in private transactions in which the Company knew the price. The weighted number of primary shares used in the computations was: 7,192,421, 7,338,025 and 7,583,156 respectively at December 31, 2006, 2007 and 2008.

DESCRIPTION OF INVESTEE COMPANIES

A.	Amador United Gold Mines.  The Company incorporated Amador
 United Gold Mines
("Amador") in California on March 1, 1984. The Company owns 48.20% of the outstanding shares of the common stock of Amador as of December 31, 2008. There was no activity by Amador in 2008, and as of the date of this Form 1OKSB, Amador is inactive.

Amador owns (1) 43,000 common shares of Sutter Gold Mining, Inc., a Canadian corporation, and (2) the mineral rights on 204.03 acres of the Argonaut Mine in Amador County, California.

B.	Pacific FarEast Minerals, Inc. The company incorporated Pacific FarEast
Minerals, Inc. (PFEM) as a Nevada Corporation on July 26, 1996. The Company
 owns
19.27% of the outstanding shares of the common stock of PFEM as of December 31, 2008.
The activity of PFEM is further described in Item 6, Managements
Discussion and
Analysis of this report.

3.	MINING PROPERTIES

The Company has no mining properties. Its investee company, Amador
United Gold Mines
holds the mineral rights to 204.03 acres of the former Argonaut mine in Amador County, California.

4. STOCK OPTION PLANS

	As of December 31, 2008 the Company had no active stock option plans, and none have been authorized since that date. Two stock option plans for employees, directors and consultants, (1) 1995 Stock Option Plan and (2) Directors' Stock
 Option Plan,
both expired June 19, 2005. As of December 31, 2008, there are no outstanding options under either plan.

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

During 2008, 15,356 Series A options were exercised for a total of 84,304 common
shares of MLGM. As of December 31, 2008, all of the remaining
Series A options were
exercised.

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

B	A summary of the changes in outstanding Common Shares of
Mother Lode Gold Mines
Consolidated (MLGM) under option follows:

Series A, 10 Year Expiration Class, Maximum Shares of Common Stock

Balance January 1, 2008
     Series A Preferred, 10 Year Expiration Class                     84,304
     Series A Preferred, 10 Year Expiration Class exercised          (84,304)
Balance, December 31, 2008                                                 0

5.	OTHER

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

6	OFFICE LEASE

The Company does not lease office space, but shares 875 square feet provided by
Pacific FarEast Minerals, Inc. at 1312 Concannon Boulevard, Livermore,
 California, a
one-story office building in a suburban office park. PFEM charges the Company $100 per month as its fair share of the monthly rent and related expenses.

(The balance of this page intentionally left blank.)



MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2008, 2007 and 2006

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES

                       Indebtedness of:                               Indebtedness to:
                       Balance at                         Balance     Balance at                        Balance
Name of Person/Entity  Beginning  Additions  Deductions   at End      Beginning  Additions  Deductions   at End

YEAR 2008
Unsolicited Investee Companies
Amador United Gold Mines  $209,041   $13,341    $(13,121)  $209,261        $0         $0       $0          $0
Pacific FarEast Minerals,.  23,602                23,602.  $      0         0          0        0           0
Balances, Dec 31,2008     $232,643   $13,341     $10,481   $209,261        $0         $0       $0          $0

YEAR 2007
Unsolicited Investee Companies
Amador United Gold Mines  $230,523  $12,763    $(34,245)  $209,041
Pacific FarEast Minerals, Inc.   0   23 602                 23,602.     $8,210       $474     $(8,684)       $0
Balances, Dec 31,2007     $230,523  $36,365    $(34,245)  $232,643	      $8,210       $474	     $(8,684)       $0

YEAR 2006
Unsolicited Investee Companies
Amador United Gold Mines  $217,800  $12,773               $230,523
Pacific FarEast Minerals, Inc.                                          $7,572       $638        $0      $8,210
Balances, Dec 31,2006     $217,800  $12,773               $230,523	      $7,572       $638	         0      $8,210





MOTHER LODE GOLD MINES CONSOLIDATED
Years ended December 31, 2008, 2007 and 2006

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      Balance at       Additions                             Balance at
                     Start of Year     	at Cost     Retirements	     Other     End of Year
Classification

December 31, 2008
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0

December 31, 2007
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0


December 31, 2006
Land (Mining Properties)       $0	                                                     $0
Total                          $0                                                     $0


SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                      Balance at       Additions                             Balance at
                     Start of Year     	at Cost     Retirements	     Other     End of Year

Classification
December 31, 2008
Equipment                 $50,480                                                $50,480

Classification
December 31, 2007
Equipment                 $50,480                                                $50,480

December 31, 2006
Equipment                 $50,480                                                $50,480

(The balance of this page intentionally left blank)



EXHIBIT INDEX

	NUMBER		EXHIBIT		Sequential Page
	11	Statements re Computation of Per-share Earnings		24

Note: Exhibits 2, 3, 4, 9, 10, 13, 14, 17, 18, 21, 22, 23, 24, 31 32, 99
 and 100 specified
under Item 601 of Regulation S-B are not applicable and therefore are not included as
Exhibits with this Form 10-KSB

(The balance of this page intentionally left blank)






EXHIBIT 11

(Statements re Computation of Per-share Earnings)




To



Form 10-K




For the Year Ending
December 31, 2008

Of


MOTHER LODE GOLD MINES CONSOLIDATED

(The balance of this page intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	12MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	12/31/08 	12/31/07	12/31/06
For the period 2/8/74 thru 12/31/05 (ABC)
01/01/06 (A)	52,007	7,114,410	3			21,343,230
03/31/06 (AB)	265,575	7,166,417	3			21,449,251
06/30/06 (A)	52,007	7,218,424	3				21,665,272
09/30/06 (A)		52,007	7,270,431	3				21,811,293
12/31/06 (A)	52,007	7,322,438	3			21,967,314
03/31/07 (A)	10,391	7,332,829	3			21,998,847
06/30/07 (A)		10,391	7,343,220	3			22,029,660
09/30/07 (A)		10,391	7,353,611	3			22,060,833
12/31/07 (AB)176,855	7,530,466	3		22,591,398
03/31/08 (A)	42,152	7,572,618	3		22,717,854
06/30/08 (A)		42,152	7,614,770	3		22,844,310
09/30/08 (A)		0	7,614,770	3		22,844,310
12/31/08 (A)		0	7,614,770	0

				90,997,872	88,056,654	86,309,046

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES			7,583,156	7,338,055	7,192,421

NET INCOME/LOSS)				$(73,566)	$(176,154)	$(145,637)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.010)	$(0.024)	$(0.020)


NOTES  (A) Conversion of Series A preferred shares previously issued.

(B) Includes 213,568 shares issued for cancellation of debt.

(C) Series A shares that could have been converted are not included as they would be anti-dilutive.

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	12MO TO	12 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	12/31/08 	12/31/07	12/31/06
For the period 2/8/74 thru 12/31/05 (ABC)
01/01/06 (A)	52,007	7,114,410	3			21,343,230
03/31/06 (AB)	265,575	7,166,417	3			21,449,251
06/30/06 (A)	52,007	7,218,424	3				21,665,272
09/30/06 (A)		52,007	7,270,431	3				21,811,293
12/31/06 (A)	52,007	7,322,438	3			21,967,314
03/31/07 (A)	10,391	7,332,829	3			21,998,847
06/30/07 (A)		10,391	7,343,220	3			22,029,660
09/30/07 (A)		10,391	7,353,611	3			22,060,833
12/31/07 (AB)176,855	7,530,466	3		22,591,398
03/31/08 (A)	42,152	7,572,618	3		22,717,854
06/30/08 (A)		42,152	7,614,770	3		22,844,310
09/30/08 (A)		0	7,614,770	3		22,844,310
12/31/08 (A)		0	7,614,770	0

				90,997,872	88,056,654	86,309,046

MONTHS					12	12	12

WEIGHTED AVERAGE SHARES			7,583,156	7,338,055	7,192,421

NET INCOME/LOSS)				$(73,566)	$(176,154)	$(145,637)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.010)	$(0.024)	$(0.020)

NOTES  (A) Conversion of Series A preferred shares previously issued.

(B) Includes 213,568 shares issued for cancellation of debt.

(C) Series A shares that could have been converted are not included as they would be anti-dilutive.


		Sequential Page Number 1
	Sequential Page 22
	Sequential Page 26