Form 10-Q
period 2010-03-31
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-11-05
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Non-accelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

TRADING SYMBOL: MLGM
	Class	Outstanding
Common Stock, without par value,
as of March 31, 2010	7,614,770
	  Total Pages:   14
	Exhibit Index on Page:  9

	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company s fiscal quarter ended March 31, 2010. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010


TABLE OF CONTENTS

Balance Sheets as of March 31, 2010 and December 31, 2009

Statement of Operations for the 3-month periods ending
March 31, 2010 and 2009	4

Statement of Cash Flows for the 3-month periods ending
March 31, 2010 and 2009	5

Statements of Stockholders Equity from December 31, 2006
to March 31, 2010	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
March 31, 2010 and December 31, 2009 (Unaudited)

ASSETS
	 March	December 31
	2010	2009
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  240	$    302
Total Current Assets	  240	   302

Other Assets
	Loan Receivable, Amador United Gold Mines	222,633	220,008
	Investment, Amador United Gold Mines	(102,481)	(101,228)
	Investment, Pacific FarEast Minerals, Inc. 	(179,504)	(163,510)
	Pre-paid State Taxes	     25	     25
	Pacific FarEast Minerals common stock	10,560	10,560
	Pacific FarEast Mine4rals Warrants	    939	    939
Total other assets	 (18,524)	(33,206)

	Total Assets	$(18,284)	 $(32,904)

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$5,100	$4,800

	Total current liabilities	5,100	4,800

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2010: 7,614,770
	2009: 7,614,770	7,434,235	7,434,235

Deficit accumulated	(7,457,619)	(7,417,939)
Net Stockholders equity	   (23,384)	 (37,704)

	Total Liabilities and Shareholders Equity	$(18,284)	$(32,904)

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months for Periods Ending March 31, 2010 and 2009
(Unaudited)
	Three Months Ended
	Mar 31	Mar 31
	2010	2009
	(Unaudited)	(Unaudited)
Pre-operating revenues:
Interest Income	2,599	2,597
Miscellaneous income	    45	   361

		  2,644	  2,958

Pre-operating Expenses
	Lease Expense-Office	300	300
	Other administrative expense	57	 42
	California Franchise tax	   25	    25

		   382	  367

Net Operating Income (Loss)	 2,262	 2,591

Investment Income
Amador United Gold Mines (Loss)	( 1,253)	( 1,396)
Pacific FarEast Minerals (Loss)	(15,994)	(19,759)

		(17,247)	(21,155)

Net Income (Loss)	$(14,985)	$(18,564)

Primary gain/(loss) per share	$(0.002)		$(0.002)

Fully diluted gain/(loss) per share	$(0.002)		$(0.002)

See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Three Month Periods Ending March 31, 2010 and 2009
(Unaudited)
		Three Months Ended
	Mar 31	Mar 31
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from Operations:	$(14,985)	$(18,564)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(2,624)	(2,622)
	Inc (Dec) in accounts payables	  300	300
	Inc (Dec) in income taxes payable	    00	        25

Net cash provided (used) in operations	(17,309)	(20,861)

Cash flow from Financing:
Net cash provided (used) financing	     0	     0

Investment Income
	Equity loss in Amador United Gold Mines	  1,253	   1,396
	Equity loss in Pacific FarEast Minerals, Inc. 	15,994	19,759

Net Cash provided by Investment	17,247	21,155

	Net increase (decrease) in cash	$(62)	$ 294
	Cash, beginning of period	  302	   232
	Cash, end of period	$ 240	$596

A. Supplemental disclosures of cash flow information:
Income Taxes	$  25	$ 25

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit		Equity

Balance at December 31, 2008	7,614,770	$7,434,235	$      0	$(7,383,904)	$ 50,331

Issuance of common stock upon exercise
of Series A stock options	  0	      0	       0	0
Net gain/(loss)	        0	         0	       0	(58,730)	(58,730)
Balance at December 31, 2009	7,614,770	$7,434,235	$      0	$(7,442,634)	$ (8,399)

Issuance of common stock upon exercise
of Series A stock options	 0	(0	0
Net gain/(loss)	        0	         0	       0	(14,985)	(14,985)

Balance at March 31, 2010	7,614,770	$7,434,235	$      0	$(7,457,619)	$(23,384)




MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Form 10-Q instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys Form 10K for the year ended December 31, 2009.

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 204.03 acres of the former Argonaut Mine in Amador County, California.

3.	STOCK OPTION PLANS

A. The Company has no active stock option plans. No options that were granted have been exercised. There are no options outstanding as of March 31, 2010.

B. Compensatory options for a Series A had been issued for services and/or in satisfaction of Company indebtedness to officers and others. As of March 31, 2010 there are no compensatory options that are in effect. The last options were exercised in June 2008.

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



Item 2.  Managements Plan of Operations

	Plan of Operations. The sole activity of the Company during the First Quarter of 2010 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the Mother Lode Gold belt of California, which may have economic potential for the recovery of minerals, especially gold. The Company owns 19.27% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source was $45.00 during the First Quarter 2010.

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

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a First Quarter 2010 loss of $14,985, compared with a loss of $18,564 for the First Quarter 2009. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

As of March 31, 2010, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of March 31, 2010, and for the three-month period then ended, were prepared by the Company and have not been audited by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the First Quarter 2010. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining, Inc. (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of Californias largest past gold producers.

	B. - Pacific FarEast Minerals, Inc. (PFEM). As of December 31, 2009, PFEM ceased its exploration program in the Peoples Republic of China and began the process of closing its subsidiary, The Chengde Great Wall Minerals Company,
LTD. This process may require up to six months, in order to comply with all the procedures require by the Peoples Republic of China.

During 2008, through a Private Placement Memorandum, dated February 2, 2008, PFEM raised $656,201, which corresponds to 1,051,673 common shares of PFEM. The offering price was $0.60 per common share.
As of March 31, 2010, there were 11,038,500 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,127,386 shares, or 19.27%, of the common stock of Pacific FarEast Minerals, Inc.



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

Note: Exhibits 2,3,4,10,15,18, 19, 22,23,24,31, 32, 99 and 100, as specified under Item 601 of Regulation S-B are not applicable and therefore are not included as Exhibits with this Form 10Q.

(The balance of this page is intentionally left blank)




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	MOTHER LODE GOLD MINES CONSOLIDATED

Date: November 5, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: November 5, 2010		o/s Byron s. James
	Byron S. James,
	Chief Financial Officer




CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2010 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in this unaudited Report fairly presents, in all material respects, the financial condition and results of operations of the Company to the best of our knowledge.


Date: November 5, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO


Date: November 5, 2010		o/s Byron s. James
	Byron S. James,
	Chief Financial Officer

(The balance of this page is intentionally left blank)




I, Frank M. Orrell, certify that:
       1. I have reviewed this quarterly report on Form l0-Q of Mother
Lode Gold
Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined m Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
       6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2010		o/s Frank M. Orrell
	Frank M. Orrell
	Chairman, CEO



I, Byron S. James, certify that:
       1. I have reviewed this quarterly report on Form l0-Q of Mother Lode Gold
Mines Consolidated;
       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition of this quarterly report;
       4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined m
Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:
       a) designated such disclosure contro1s and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
       5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
       6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 5, 2010		o/s Byron s. James
	Byron S. James,
	Chief Financial Officer



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
SHARES	SHARESMONTHS 	 3/30/10 	3/30/09	12/31/09

For the period 2/8/74 thru 12/31/07(A)

01/01/08(A)		176,855	7,530,466	3
3/31/08 (A) 42,152		7,572,618	3
06/30/08 (A) 42,152		7,614,770	3
09/30/08		0	7,614,770	3
12/31/08 		0	7,614,770	3			22,844,310			22,844,310
03/31/09 		0	7,614,770	3						22,844,310
06/31/09		0	7,614,770	3						22,844,310
09/30/09		0	7,614,770	3						22,844,310
12/31/09		0	7,614,770	3		22,844,310
03/31/10		0	7,614,770	0
					22,844,310	22,844,310	91,377,724

MONTHS					3	 3	12

WEIGHTED AVERAGE SHARES			7,614,770	7,614,770	7,614,770

NET INCOME/LOSS)				$(14,985)	$(18,564)	$(58,730)

EARNINGS/LOSS) PER SHARE, FULLY DILUTED	$(0.002)	$(0.002)	$(0.008)

NOTES: (A) Conversion to common stock of Series A preferred shares previously issued.

(The balance of this page is intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)


	CUMULATIVE	3 MO TO	3 MO TO	12 MO TO
SHARES	SHARESMONTHS 	 3/30/09 	3/30/08	12/31/08

For the period 2/8/74 thru 12/31/07(A)

01/01/08(A)		176,855	7,530,466	3
3/31/08 (A) 42,152		7,572,618	3
06/30/08 (A) 42,152		7,614,770	3
09/30/08		0	7,614,770	3
12/31/08 		0	7,614,770	3			22,844,310			22,844,310
03/31/09 		0	7,614,770	3						22,844,310
06/31/09		0	7,614,770	3						22,844,310
09/30/09		0	7,614,770	3						22,844,310
12/31/09		0	7,614,770	3		22,844,310
03/31/10		0	7,614,770	0
					22,844,310	22,844,310	91,377,724

MONTHS					3	 3	12

WEIGHTED AVERAGE SHARES			7,614,770	7,614,770	7,614,770

NET INCOME/LOSS)				$(14,985)	$(18,564)	$(58,730)

EARNINGS/LOSS) PER SHARE, PRIMARY		$(0.002)	$(0.002)	$(0.008)

NOTES: (A) Conversion to common stock of Series A preferred shares previously issued.

(The balance of this page is intentionally left blank)


		Sequential Page Number 1