Form 10-Q
period 2010-06-30
MOTHER LODE GOLD MINES CONSOLIDATED
filed 2010-12-23
CIK 802595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For The Quarterly Period Ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 						Yes X No  ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files). 		Yes ?  No X

Indicate by a check mark whether the registrant is a large accelerated filer, a nonaccelerated filer or a small reporting company.

Large accelerated filer ?					Accelerated filer ?

Nonaccelerated filer ?					Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange act 						Yes ?  No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TRADING SYMBOL: MLGM
	Class	Outstanding
Common Stock, without par value,
as of June 30, 2010	7,614,770

	  Total Pages:   14
	Exhibit Index on Page:  9

	PART I - FINANCIAL INFORMATION

Item 1. Financial information required by Item 310(b) of Regulation S-B and by Rule 10.01 of Regulation SX, for the Company's fiscal quarter ended June 30, 2010. The Company has prepared this information without independent audit or review.


MOTHER LODE GOLD MINES CONSOLIDATED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010


TABLE OF CONTENTS

Balance Sheets as of June 30, 2010 and December 31, 2009	3

Statement of Operations for the 6-month periods ending
June 30, 2010 and 2009.	4

Statement of Cash Flows for the 6-month period ending
June 30, 2010 and 2009	5

Statements of Stockholders Equity from December 31, 2007
to June 30, 2010	6

Notes to Consolidated Statements	7

(The balance of this page is intentionally left blank)


MOTHER LODE GOLD MINES CONSOLIDATED
BALANCE SHEETS
June 30, 2010 and December 31, 2009 (Unaudited)
ASSETS
	ASSETS
	 June 30	December 31
	2010	2009
	(Unaudited)	(Unaudited)
Current Assets
	Checking	$  183	$    302
Total Current Assets	  183	   302

Other Assets
	Loan Receivable, Amador United Gold Mines	225,290	220,008
	Investment, Amador United Gold Mines	(103,762)	(101,228)
	Investment, Pacific FarEast Minerals, Inc. 	(166,221)	(163,510)
	Pre-paid State Taxes	     25	     25
	Pacific FarEast Minerals common stock	10,560	10,560
	Pacific FarEast Mine4rals Warrants	    939	    939
Total other assets	 (62,475)	(33,206)

	Total Assets	$(32,987)	 $(32,904)

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
	Accounts payable	$5,400	$4,800

	Total current liabilities	5,400	4,800

Shareholders equity
	Common stock, without par value,
	Authorized, 15,000,000 shares:
	Issued and outstanding, March 31
	2009: 7,614,770
	2008: 7,572,618	7,434,235	7,434,235

Deficit accumulated	(7,472,622)	(7,417,939)
Net Stockholders equity	   (38,387)	 (37,704)

	Total Liabilities and Shareholders Equity	$(32,987)	$(32,904)

See accompanying notes



MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF OPERATIONS
Three Months and Six Months for Periods Ending June 30, 2010 and 2009
(Unaudited)

	Three Months Ended	Six Months Ended
	Jun 30	Jun 30	Jun 30	Jun 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)(Unaudited)(Unaudited)
Pre-operating revenues:
	Interest Income	2,657	2,656	5,256	5,253
	Miscellaneous Income	     0	      0	    45	    361

		 2,657	  2,656	 5,301	  5,614

Pre-operating Expenses
	Rent expense	300	  0	 600	  0
	Other administrative expense	 57	342	  114	  684
	California Franchise tax	    0	     0	    25	    25

		   357	  342	  739	  709

Net Operating Income (Loss)	 2,300	 2,314	4,562	4,905

Investment Income
Amador United Gold Mines (Loss)	(1,281)	(1,414)	(2,534)	( 2,810)
Pacific FarEast Minerals (Loss)	(16,022)	(25,066)	(32,016)	(44,825)

		(17,303)	(26,480)	(34,550)	(47,635)

Net Income (Loss)	$(15,003)	$(24,166)	$(29,988)	$(42,730)

Primary gain/(loss) per share	$(0.002)	$(0.003)	$(0.004)	$(0.006)

Fully diluted gain/(loss) per share	$(0.002)	$(0.003)	$(0.004)	$(0.006)

(The balance of this page is intentionally left blank)


See accompanying notes


MOTHER LODE GOLD MINES CONSOLIDATED
STATEMENTS OF CASH FLOW
For Six Month Periods Ending June 30, 2010 and 2009
(Unaudited)
		Six Months Ended
	Jun 30	Jun 30
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from Operations:	$(29,988)	$(42,730)
Adjustments to reconcile net loss to net cash
used in operations:
	(Inc) Dec in loans receivable	(5,256)	(5,278)
	Inc (Dec) in accounts payables	600	    600
	Inc (Dec) in income taxes payable	     (25)	     25

Net cash provided (used) in operations	(34,669)	(47,383)

Investment Income
	Amador United Gold Mines	  2,534	  2,810
	Pacific FarEast Minerals, Inc. 	32,016	44,825
Net Cash provided by Investment	 34,550	 47,635

	Net increase (decrease) in cash	$ (119)	$ 252
	Cash, beginning of period	302	  232
	Cash, end of period	$  183	$  484

A. Supplemental disclosures of cash flow information	$  25	$ 25

(The balance of this page is intentionally left blank)

See accompanying notes







	Common Stock			Total
		Issued and Outstanding	Paid-in	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit		Equity

Balance at December 31, 2008	7,614,770	$7,434,235	$      0	$(7,383,904)	$ 50,331

Issuance of common stock upon exercise
of Series A stock options	      0	       0	       0	0
Net gain/(loss)	        0	         0	       0	   ( 58,730)   (58,730)
Balance at December 31, 2009	7,614,770	$7,434,235	$0	$(7,442,634)	$(8,399)

Issuance of common stock upon exercise
of Series A stock options	      0	       0	       0	0
Net gain/(loss)	        0	         0	        0	   ( 29,988)   (29,988)
Balance at June 30, 2010	7,614,770	$7,434,235	$0	$(7,472,622)	$(38,387)


(The balance of this page is intentionally left blank)



MOTHER LODE GOLD MINES CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

1.	 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended December 31, 2009.

2.	MINING PROPERTIES

As of the date of this report, the Company holds no mining properties directly. Amador United Gold Mines, an investee company, holds mineral rights to 204.03 acres of the Argonaut Mine, one of California's largest past gold producers.

3.	STOCK OPTION PLANS

A. The Company has no active stock option plans and there are no options outstanding as of June 30, 2010.

B. Compensatory options for a Series A had been issued for services and/or in satisfaction of Company indebtedness to officers and others. As of June 30, 2010 there are no compensatory options that are in effect. The last options were exercised in June 2008.

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

(The balance of this page is intentionally left blank)



Part I - Financial Information (continued)

Item 2.  Management's Plan of Operations

	Plan of Operations. The sole activity of the Company during the Second Quarter of 2010 was to assist Pacific FarEast Minerals, Inc. in the identification, management, administration and exploration/development of properties in the Mother Lode Gold Belt of California that may have economic potential for the recovery of minerals, especially gold. The Company owns 19.27% of the common stock of Pacific FarEast Minerals, Inc., the only outstanding security of Pacific FarEast Minerals, Inc.

Other than minor cash payment for the transfer of stock, the Company has no cash income. Income from this source through the Second Quarter 2010 was $45. The company's minimal expenses to maintain operations of the Company are, when required, paid by private loans from officers and directors of the Company.

	Summary of Financial Results. Mother Lode Gold Mines Consolidated (the Company) showed a Second Quarter 2010 loss of $29,988, compared with a loss of $42,730 for the Second Quarter 2009. Sources of cash flow to the Company had historically been derived from: (1) mining contracts with other mining companies, (2) securities offerings and (3) drilling programs.

As of June 30, 2010, there were 7,614,770 shares of common stock issued and outstanding.

	Preparation of Financial Statements. The financial statements of June 30, 2010, and for the six-month period then ended, were prepared by the Company and have not been audited or reviewed by independent auditors prior to filing.

	Investee Companies

	A. - Amador United Gold Mines (AUGM). There was no activity by this corporation during the Second Quarter 2010. The Company owns 48.20% of the common stock (the only outstanding security) of AUGM. AUGM holds 43,000 shares of Sutter Gold Mining Inc (SGM) and 204.03 acres of mineral rights to the Argonaut Mine, one of California's largest past gold producers.

       B. - Pacific FarEast Minerals, Inc. (PFEM). During the Second Quarter of 2010, PFEM, continued an exploration program in the Mother Lode gold belt region of California.

During 2008, through a Private Placement Memorandum, dated February xx, 2008, PFEM raised $656,201, which corresponds to 1,051,673 common shares of PFEM. The offering price was $0.60 per common share

As of June 30, 2010, there were 11,038,500 total issued and outstanding common shares (the only outstanding security) of Pacific FarEast Minerals, Inc. The Company currently owns 2,127,386 shares, or 19.27%, of the common stock of Pacific FarEast Minerals, Inc.

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
	Byron S. James,
	Chief Financial Officer



CERTIFICATION OF PERIODIC REPORT

We, Frank M. Orrell, Chief Executive Officer and Byron S. James, Chief Financial Officer, respectively of Mother Lode Gold Mines Consolidated (the "Company"), do certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10Q of the Company for the quarterly period ended June 30, 2010 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

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
	Secretary, CFO



MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(FULLY DILUTED)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO 	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/10 	6/30/09	6/30/10	6/30/09	12/31/09

For the period 2/8/74 thru 12/31/07 (A)

01/01/08(A)	176,855	7,530,466	3
03/31/08 (A)	42,152	7,572,618	3
06/30/08 (A)	42,152	7,614,770	3
09/30/08 		0	7,614,770	3
12/31/08		0	7,614,770	3
03/31/09		0	7,614,770	3										22,844,310
06/30/09		0	7,614,770	3										22,844,310
09/30/09 		0	7,614,770	3										22,844,310
12/31/09		0	7,614,770	3						22,844,310		22,844,310		22,844,310
03/31/10		0	7,614,770	3		22,844,310		22,844,310		22,844,10		22,844,310
06/30/10		0	7,614,770	0

					22,841,310	22,841,310		45,688,620			45,688,620		91,377,240

MONTHS					3		3	 	6		6	12

WEIGHTED AVERAGE SHARES			7,614,770		7,614,770		7,614,770		7,614,770		7,614,770

NET INCOME/LOSS)				$(24,166)		$(52,443)		$(42,730)		$6,688	$(73,566)

EARNINGS/LOSS PER SHARE, FULLY DILUTED   $(0.003)    $(0.007)    $(0.006)		$0.001		$(0.010)

Notes: (A) conversion to common stock of Series A preferred shares previously issued.

(The balance of this page is intentionally left blank)




MOTHER LODE GOLD MINES CONSOLIDATED
EARNINGS PER SHARE
(PRIMARY)

	CUMULATIVE	3 MO TO	3 MO TO	6 MO TO 	6 MO TO	12 MO TO
	DATE		SHARES	SHARES	MONTHS 	 6/30/09 	6/30/08	6/30/09	6/30/08	12/31/08

For the period 2/8/74 thru 12/31/07 (A)

01/01/08(A)	176,855	7,530,466	3
03/31/08 (A)	42,152	7,572,618	3
06/30/08 (A)	42,152	7,614,770	3
09/30/08 		0	7,614,770	3
12/31/08		0	7,614,770	3
03/31/09		0	7,614,770	3										22,844,310
06/30/09		0	7,614,770	3										22,844,310
09/30/09 		0	7,614,770	3										22,844,310
12/31/09		0	7,614,770	3						22,844,310		22,844,310		22,844,310
03/31/10		0	7,614,770	3		22,844,310		22,844,310		22,844,10		22,844,310
06/30/10		0	7,614,770	0

					22,841,310	22,841,310		45,688,620			45,688,620		91,377,240

MONTHS					3		3	 	6		6	12

WEIGHTED AVERAGE SHARES			7,614,770	7,614,770		7,614,770		7,614,770			7,614,770

NET INCOME/LOSS)				$(29,988)		$(52,443)		$(42,730)		$6,688	$(73,566)

EARNINGS/LOSS PER SHARE, FULLY DILUTED   $(0.003)    $(0.007)    $(0.006)		$0.001		$(0.010)

Notes: (A) conversion to common stock of Series A preferred shares previously issued.

(The balance of this page is intentionally left blank)


		Sequential Page Number 1